Form 10-Q
period 2005-06-30
Ridgewood Energy M Fund LLC
filed 2005-08-15
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

    As of August 15, 2005 there were 535.682 shares of beneficial interest of the registrant outstanding.

                                Table of Contents



                                                                                                            Page

Part I - FINANCIAL INFORMATION ...............................................................................3
Item 1. Financial Statements: ................................................................................3
     Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004 ....................................3
     Statement of Operations (unaudited) for the three and six months ended June 30, 2005 ....................4
     Statement of Cash Flow (unaudited) for the six months ended June 30, 2005 ...............................5
     Notes to Unaudited Financial Statements .................................................................6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................................10
Item 4. Controls and Procedures ..............................................................................10

Part II - OTHER INFORMATION ..................................................................................11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..........................................11
Item 6. Exhibits .............................................................................................11
SIGNATURES ...................................................................................................12

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

                          RIDGEWOOD ENERGY M FUND, LLC

                                 BALANCE SHEETS



                                                                            June 30, 2005          December 31, 2004
                                                                             (Unaudited)
                                      ASSETS
Current assets:
Cash and cash equivalents                                                     $ 56,250,889            $ 62,461,036
Due from affiliate                                                                  17,892                  19,595
Prepaid expenses                                                                     5,002                  35,012
                                                                              ------------            ------------
Total current assets                                                            56,273,783              62,515,643

Oil and gas properties:
     Drilling and development costs                                              6,723,329                      --
                                                                              ------------            ------------

Total assets                                                                  $ 62,997,112            $ 62,515,643
                                                                              ============            ============
                       LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
Accounts and accrued expenses payable                                         $  5,254,596            $    365,663
Due to affiliate                                                                     5,000                 436,772
                                                                              ------------            ------------
Total current liabilities                                                        5,259,596                 802,435
                                                                              ------------            ------------
Commitments and contingencies (Note 4)

Shareholders' capital:
Capital contributions, net of fees, and syndication costs
(834 shares authorized, 535.682 and 536.182 issued and
outstanding at June 30, 2005 and December 31, 2004,respectively)                70,290,067              70,358,877
Subscriptions receivable                                                                --                (680,000)
Retained deficit                                                               (12,552,551)             (7,965,669)
                                                                              ------------            ------------
Total shareholders' capital                                                     57,737,516              61,713,208
                                                                              ------------            ------------
Total liabilities and shareholders' capital                                   $ 62,997,112            $ 62,515,643
                                                                              ============            ============


         The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                          Three months             Six months
                                                             ended                   ended
                                                         June 30, 2005           June 30, 2005
                                                        ---------------         --------------
Revenue
         Interest income                                   $   362,785            $   531,819
                                                           -----------            -----------
Expenses
         Dry Hole Costs                                      3,903,303              3,903,303
         Management fees                                       484,538                986,967
         Lease operating expenses                               25,099                 49,794
         Insurance                                             147,815                162,820
         Other general and administrative expenses               9,750                 15,817
                                                           -----------            -----------
                    Total expenses                           4,570,505              5,118,701
                                                           -----------            -----------
                    Net loss                               $(4,207,720)           $(4,586,882)
                                                           -----------            -----------


         The accompanying notes are an integral part of these financial statements.


                          RIDGEWOOD ENERGY M FUND, LLC

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                               Six months
                                                                                  ended
                                                                              June 30, 2005
Cash flows used in operating activities
     Net loss                                                                  $ (4,586,882)
                                                                               ------------
     Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
         Purchase of oil and gas properties                                      (6,723,329)
         Changes in assets and liabilities
            Decrease in due from affiliate                                            1,703
            Decrease in prepaid expenses                                             30,010
            Increase in accounts and accrued expenses payable                     4,888,933
            Decrease in due to affiliate                                           (431,772)
                                                                               ------------
            Total adjustments                                                    (2,234,455)
                                                                               ------------
            Net cash used in operating activities                                (6,821,337)
                                                                               ------------
Cash flows from financing activities
     Contributions from shareholders, net of fees and syndication
     costs                                                                          611,190
                                                                               ------------
         Net cash provided by financing activities                                  611,190
                                                                               ------------
            Net decrease in cash and cash equivalents                            (6,210,147)

            Cash and cash equivalents, beginning of period                       62,461,036
                                                                               ------------
            Cash and cash equivalents, end of period                           $ 56,250,889
                                                                               ------------


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

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to September 7, 2004 and therefore, no comparable financial information is provided for the period ended June 30, 2004.

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

     Oil and gas properties

Investments in oil and gas properties were operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. There were $3,903,303 of dry hole costs expensed for the three months ended June 30, 2005.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss recognized in the event of impairment by providing an impairment allowance. Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the future carrying value to the estimated future discounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the greater of the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped reserves. Other capitalized costs on proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves.

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

     Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made out of operating income by the Fund. For the three months ended and the period ended June 30, 2005, a management fee of $484,538 and $986,967 respectively was paid. There have been no distributions made by the Fund.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

4. Commitments and Contingencies

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

     Salvage Fund

Pursuant to the Fund's Operating Agreement, a portion of monthly net revenue will be reserved in Salvage Funds, which will be separated into interest bearing accounts, until a Salvage Fund contains an amount equal to the anticipated cost of dismantling and removing production wells and platforms, in accordance with applicable federal and state laws and regulations. Currently, the fair value of the asset retirement obligations cannot be reasonably estimated, as the retirement dates are indeterminate.

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

5.  Subsequent Event

In August 2005, one of the wells was determined to be a dry hole. Drilling and development costs of $3,903,303 are reflected as dry hole costs on the accompanying Statement of Operations.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results are based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Financial Statements" in Part I of this Form 10-Q for a presentation of the Fund's critical accounting principles. As there were no business operations prior to September 7, 2004, no discussion of the prior year period is contained in this MD&A.

Overview

The Fund commenced active operations on September 7, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling
536.182 shares for $79,013,679. In March 2005, the number of shares changed to
535.682 for non-payment of .05 shares by one investor. The Fund's primary business is obtaining economic interest in the exploration and development of natural gas and oil projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

Interest income for the quarter ended June 30, 2005 was $362,785 as compared to $169,034 for the quarter ended March 31, 2005. The Fund does not have any producing properties to date. Total interest income through June 30, 2005 is $531,819.

The Fund reported a net loss of $4,207,720 for the quarter ended June 30, 2005. The loss was attributable to management fees totaling $484,538 for the quarter, well operating expenses of $25,099, insurance expense of $147,815 and dry hole costs totaling $3,903,303. Other general and administrative expenses totaled $157,565.

Net losses of $4,586,882 for the period ended June 30, 2005 were attributable to management fees totaling $986,967, well operating expenses of $49,794, and dry hole costs of $3,903,303. Other general, administrative and insurance costs for the same period were $178,637.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.2 million during the first six months of 2005 from $62.5 million at December 31, 2004 to $56.3 million at June 30, 2005.

During the six months ended June 30, 2005, the Fund received cash contributions, net of fees and syndication costs of $611,190 and interest income of $531,819. The Fund purchased oil and gas properties totaling $10.6 million of which $3.9 million was written off as dry hole costs. The balance of cash was used to pay investment fees, management fees and lease operating expenses during the quarter. Approximately $5.3 million of the purchased oil and gas properties is included in accrued expenses at June 30, 2005.


Through June 30, 2005, the Fund has not declared or paid cash dividends to its shareholders. The Manager may distribute available cash from operations which includes cash received by the Fund from the operation of the business (not including cash flow from dispositions and investor capital contributions), less well operating expenses and other cash expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. Distributions may include funds derived from the release of cash from operating reserves. Further, distributions will be made from operating cash flows rather than net income, or from available cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $14.3 million, all of which is expected to be paid within the following 12 months.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses. As additional compensation for its duties as Manager, it will also receive maximum 15% of distributions made out of operating income by the Fund.

  Estimated Capital Expenditures
  As of June 30, 2005                                    Total                  Less than one year        1-3 years
  -------------------                                    -----                  ------------------        ---------
  Projects
       West Cameron 77 #2 ("Mustang") (i)                12,246,899             12,246,899                0
       Main Pass 155  (i)    Dry                         2,055,800              2,055,800                 0  See Subsequent Event
  Fund Expenses
       Management Fees  (ii)                             2,532,705              2,009,716                 522,989
       Accounting & Legal  (ii)                          74,340                 35,400                    38,940
       Insurance Expense  (iii)                          342,850                282,830                   (iv)60,020

i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. The Main Pass 155 Project was a dry hole, therefore, of the estimated capital expenditures of $33,217,503 at March 31, 2005, the development capital of $31,161,703 will be reallocated.
ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
iii) Insurance expense represents $60,020 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and as the Fund's working interest percentage in the well.
iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful.

Cash Reserves

The Fund is maintaining cash reserves of $41.9 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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

Part II.       Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, the Fund refunded $127,000 of sales of Fund shares and collected $680,000 of previously recorded subscriptions receivables for the sale of Fund shares.

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

                                     RIDGEWOOD ENERGY M FUND, LLC

                                     By:/s/ Robert E. Swanson
                                        ------------------------
Dated:    August 15, 2005               Robert E. Swanson
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                     By:/s/ Kathleen P. McSherry
                                        ---------------------------
Dated:    August 15, 2005               Kathleen P. McSherry
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (principal financial and accounting
                                        officer)

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