Form 10-Q
period 2005-09-30
Ridgewood Energy M Fund LLC
filed 2005-11-14
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 14, 2005 there were 535.682 shares of membership interest of the registrant outstanding.

                                Table of Contents



                                                                                                                     Page
Part I -  FINANCIAL INFORMATION ........................................................................................3

Item 1.   Financial Statements: ........................................................................................3
     Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 .........................................3
     Statements of Operations for the three and nine months ended September 30, 2005 (unaudited) .......................4
     Statements of Changes in Shareholders' Capital for the nine months ended
       September 30,2005 and 2004 (unaudited) ..........................................................................5
     Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) .................................6
     Notes to Unaudited Financial Statements ...........................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ..........................................................................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................................................12

Item 4. Controls and Procedures ........................................................................................12

Part II - OTHER INFORMATION ............................................................................................13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ..................................................13

Item 6.   Exhibits .....................................................................................................13

SIGNATURES .............................................................................................................14

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS


                                                                                    September 30,2005      December 31, 2004
                                                                                    -----------------      -----------------
                                                                                       (Unaudited)
     ASSETS
Current assets:
         Cash and cash equivalents                                                      $ 53,636,289          $ 62,461,036
         Due from affiliate (Note 3)                                                              --                19,595
         Prepaid expenses                                                                     35,327                35,012
                                                                                        ------------          ------------

                 Total current assets                                                     53,671,616            62,515,643
                                                                                        ------------          ------------

Oil and gas properties
         Exploratory drilling costs                                                       12,314,856                    --
                                                                                        ------------          ------------


                 Total assets                                                           $ 65,986,472          $ 62,515,643
                                                                                        ============          ============

                     LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operators                                                               $  8,472,896          $         --
         Accrued expenses payable                                                             83,050               365,663
         Due to affiliate (Note 3)                                                             5,000               436,772
                                                                                        ------------          ------------

                 Total liabilities                                                         8,560,946               802,435
                                                                                        ------------          ------------

Commitment and contingencies (Note 5)

Shareholders' capital:
         Manager:
                 Deficit accumulated during the exploratory stage                           (460,012)             (155,292)
                                                                                        ------------          ------------

         Shareholders:
                 Capital contributions, (834 shares authorized, 535.682
                    and 536.182  issued and outstanding at September 30,                  78,886,679            79,013,679
                    2005 and December 31, 2004, respectively)
                 Subscriptions receivable                                                         --              (680,000)
                 Syndication costs                                                        (8,596,612)           (8,654,802)
                 Deficit accumulated during the exploratory stage                        (12,404,529)           (7,810,377)
                                                                                        ------------          ------------

                             Shareholders total                                           57,885,538            61,868,500

                 Total shareholders' capital                                              57,425,526            61,713,208
                                                                                        ------------          ------------

                 Total liabilities and shareholders' capital                            $ 65,986,472          $ 62,515,643
                                                                                        ============          ============

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                For the period    For the period
                                                                                                August 2, 2004    August 2, 2004
                                                                                Nine months      (Inception)       (Inception)
                                                   Three months ended              ended           through           through
                                                     September 30,              September 30,    September 30,     September 30,
                                                   2005             2004           2005             2004              2005
                                                ----------------------------    ------------    ------------      ------------
Expenses
     Dry hole costs                             $     71,008    $         --    $  3,974,311    $         --      $  7,864,331
     Geological costs                                     --              --              --              --            21,586
     Investment fees                                      --         925,137              --         925,137         3,581,760
     Management fees (Note 3)                        491,639              --       1,478,606              --         1,960,475
     Insurance                                        55,315              --         218,135              --           243,134
     Lease operating expenses                            652              --          50,446              --            50,446
     Accounting and legal fees                        61,350              --          76,825              --           112,391
     Other general and administrative expenses            74              --             416              --               460
                                                ------------    ------------    ------------    ------------      ------------

          Total expenses                             680,038         925,137       5,798,739         925,137        13,834,583
                                                ------------    ------------    ------------    ------------      ------------

          Loss from operations                      (680,038)       (925,137)     (5,798,739)       (925,137)      (13,834,583)
                                                ------------    ------------    ------------    ------------      ------------

Other income
     Interest income                                 368,048             565         899,867             565           970,042
                                                ------------    ------------    ------------    ------------      ------------

          Net loss                              $   (311,990)   $   (924,572)   $ (4,898,872)   $   (924,572)     $(12,864,541)
                                                ============    ============    ============    ============      ============

          Manager - Net loss                    $    (88,384)   $     (9,246)   $   (304,720)   $     (9,246)     $   (460,012)

          Shareholders - Net loss               $   (223,606)   $   (915,326)   $ (4,594,152)   $   (915,326)     $(12,404,529)
          Net loss per share                    $       (417)   $     (1,709)   $     (8,576)   $     (1,709)     $    (23,157)


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                  STATEMENTS OF CHANGES IN SHAREHOLDER' CAPITAL

                                   (Unaudited)

                                                         Nine months ended                For the period August 2, 2004 (Inception)
                                                         September 30, 2005                       through September 30, 2004
                                            -------------------------------------------- -------------------------------------------
                                              Manager      Shareholders         Total     Manager     Shareholders        Total
                                            ------------- ----------------  ------------ ----------- ----------------  -------------
Balances, January 1                        $(155,292)      $ 61,868,500    $ 61,713,208    $    --    $        --    $        --
Shareholders' capital contributions, net
   of subscription receivable                     --                 --              --         --      8,804,749      8,804,749
Syndication costs                                 --                 --              --         --     (1,841,322)    (1,841,322)
Return of shareholders' capital
 contribution - 0.500 shares                      --           (127,000)       (127,000)        --             --             --
Collection of subscription receivable             --            680,000         680,000         --             --             --
Syndication costs recovered                       --             58,190          58,190         --             --             --
Net loss                                    (304,720)        (4,594,152)     (4,898,872)    (9,246)      (915,326)      (924,572)
                                           ---------       ------------    ------------    -------    -----------    -----------

Balances, September 30                     $(460,012)      $ 57,885,538    $ 57,425,526    $(9,246)   $ 6,048,101    $ 6,038,855
                                           =========       ============    ============    =======    ===========    ===========


                                                    For the period August 2, 2004 (Inception)
                                                             through September 30, 2005
                                                  ----------------------------------------------
                                                    Manager      Shareholders         Total
                                                  ------------- ----------------  --------------
Balances, August 2, 2004 (Inception)               $      --     $         --     $         --

Shareholders' capital contribution, net of
   subscription receivable - 535.682 shares               --       78,333,679       78,333,679
Syndication costs (included offering fee of
   $2,791,857 paid to the Manager and selling
   commissions and placement fees of $236,000
   and $797,423, respectively, paid to Ridgewood          --       (8,654,802)      (8,654,802)
   Securities Corp.)
Return of shareholders' capital contribution -
  0.500 shares                                            --         (127,000)        (127,000)
Collection of subscription receivable                     --          680,000          680,000
Syndication costs recovered                               --           58,190           58,190
Deficit accumulated during the exploratory stage    (460,012)     (12,404,529)     (12,864,541)
                                                   ---------     ------------     ------------

Balances, September 30, 2005                       $(460,012)    $ 57,885,538     $ 57,425,526
                                                   =========     ============     ============

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the period    For the period
                                                                                              August 2, 2004    August 2, 2004
                                                                                               (Inception)       (Inception)
                                                                            Nine months          through           through
                                                                               ended          September 30,     September 30,
                                                                        September 30, 2005        2004              2005
                                                                        ------------------        ----              ----
Cash flows from operating activities
       Net loss                                                           $ (4,898,872)      $  (924,572)       $(12,864,541)
       Adjustments to reconcile net loss to net
          cash and cash equivalents used in operating activities
            Dry hole costs                                                   3,974,311                --           7,864,331
            Changes in assets and liabilities
                 Decrease in due from affiliate                                 19,595                --                  --
                 Increase in prepaid expenses                                     (315)               --             (35,327)
                 Increase in accrued expenses payable                           61,329                --              84,670
                 (Decrease) increase in due to affiliate                      (215,496)          925,137               3,380
                                                                          ------------       -----------        ------------

                 Net cash (used in) provided by operating activities        (1,059,448)              565          (4,947,487)
                                                                          ------------       -----------        ------------

Cash flows from investing activities
       Capital expenditures for oil and gas properties                      (7,816,271)               --         (11,706,291)
                                                                          ------------       -----------        ------------

            Net cash used in investing activities                           (7,816,271)               --         (11,706,291)
                                                                          ------------       -----------        ------------

Cash flows from financing activities
       Contributions from shareholders, net of subscription receivable              --         8,804,749          78,333,679
       Syndication costs                                                      (560,218)               --          (8,654,802)
       Return of shareholder capital contribution                             (127,000)               --            (127,000)
       Collection of subscription receivable                                   680,000                --             680,000
       Syndication costs recovered                                              58,190                --              58,190
                                                                          ------------       -----------        ------------

            Net cash provided by financing activities                           50,972         8,804,749          70,290,067
                                                                          ------------       -----------        ------------

                 Net (decrease) increase in cash and cash equivalents       (8,824,747)        8,805,314          53,636,289

                 Cash and cash equivalents, beginning of period             62,461,036                --                  --
                                                                          ------------       -----------        ------------

                 Cash and cash equivalents, end of period                 $ 53,636,289       $ 8,805,314        $ 53,636,289
                                                                          ============       ===========        ============

Supplemental schedule of non-cash activity
       Capital expenditures for oil and gas properties included in
            due to operators                                              $  8,472,896       $        --        $  8,472,896
                                                                          ============       ===========        ============

The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy M Fund, LLC ("Fund"), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement ("Agreement") dated as of September 7, 2004 by and among Ridgewood Energy Corporation ("Manager"), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico. To date, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2 and 3).

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to September 7, 2004.

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

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized.

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $71,008 and $3,974,311 for the three and nine months ended September 30, 2005.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. Through September 30, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Asset Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. Through September 30, 2005, asset retirement obligations have been determined to be insignificant to have a material effect on the operations of the Fund.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value to the estimated future undiscounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped reserves. Other capitalized costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves.

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

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made by the Fund out of operating revenue (not including cash flow from distributions and investor capital contributions) from producing wells, less operating expenses and other expenditures relating to the producing wells and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. For the three and nine months ended September 30, 2005, a management fee of $491,639 and $1,478,606, respectively, was paid. There have been no distributions made by the Fund through September 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2005, $5,000 was due to the Manager for unpaid fees.

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

Overview

The Fund commenced active operations on September 7, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling
536.182 shares for $79,013,679. In March 2005, the number of shares changed to
535.682 for non-payment of 0.5 shares by one investor. The Fund's primary business is obtaining economic interest in the exploration and development of natural gas and oil projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

The loss from operations for the three months ended September 30, 2005 and the period from August 2, 2004 (inception) through September 30, 2004 were $680,038 and $5,798,739, respectively. Lease operating expenses related to exploratory drilling totaled $652 for the quarter. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled approximately $105,412 for the quarter. Management fees of $491,639 and general and administrative costs of $82,335 comprised the remainder of the Fund's quarterly expenses. The loss for the quarter ended September 30, 2004 was comprised solely of the one-time investment fee of $925,137 which was payable to the Manager.

For the nine months ended September 30, 2005 and the period August 2, 2004 (inception) through September 30, 2004, the loss from operations was $5,798,739 and $925,137, respectively. Lease operating expenses related to exploratory drilling totaled $50,446 through September 30, 2005. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled $4,008,715 for the period ended September 30, 2005. Management fees and other general and administrative expense through September 30, 2005 totaled $1,478,606 and $260,972, respectively. The loss for the period ended September 30, 2004 was comprised solely of the one-time investment fee of $925,137.

Other Income

Other income comprised solely of interest income was $368,048 and $899,867 for the three months and period ended September 30, 2005, respectively. Interest income for the three months and period ended September 30, 2004 was $565. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $8.8 million during the first nine months of 2005 from $62.5 million at December 31, 2004 to $53.6 million at September 30, 2005. Cash from operating activities of $1,059,448 was used to pay management fees, insurance costs, lease operating expenses, dry hole costs and general and administrative expenses partially offset by interest earned of $899,867.

During the period ended September 30, 2005, the Fund received cash contributions of $553,000 and paid syndication costs of $502,028. The Fund invested in oil and gas properties totaling $7.8 million of which $4.0 million was written off as dry hole costs. Approximately $6.4 million of the purchased oil and gas properties and $2.0 million of the dry hole costs are included in due to operator at September 30, 2005.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2005, such estimated capital expenditures total $42.2 million, all of which is expected to be paid within the following 12 months and of which $6.4 million is recorded in due to operator.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses.

  Estimated Capital Expenditures
  As of September 30, 2005                                    Total          Less than one year      1-3 years
  Projects
     West Cameron 77 #2 ("Mustang")  (i)                     7,088,924          7,088,924                   0
     East Breaks 157 (i)                                    16,818,688          4,718,688          12,100,000
     Eugene Island 357 (i)                                   8,190,000          8,190,000                   0
     Eugene Island 337 (i)                                   7,702,500          7,702,500                   0

Fund Expenses
     Management Fees  (ii)                                   2,044,066          2,009,716              34,350
     Accounting & Legal  (ii)                                  105,400            105,400                   0
     Insurance Expense  (iii)                                  287,535            287,535                   0  (iv)

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
     ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
     iii) Insurance expense represents $60,020 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and as the Fund's working interest percentage in the well.
     iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful and we develop a different, unspecified project.

Cash Reserves

The Fund is maintaining cash reserves of $11.4 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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

Part II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2005, the Fund refunded $127,000 of sales of Fund shares and collected $680,000 of previously recorded subscriptions receivables for the sale of Fund shares.

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


                                      RIDGEWOOD ENERGY M FUND, LLC

                                      By:  /s/  Robert E. Swanson
Dated:    November 14, 2005                Robert E. Swanson
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                      By:  /s/  Kathleen P. McSherry
Dated:    November 14, 2005                Kathleen P. McSherry
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

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