Form 10-Q/A
period 2005-06-30
Ridgewood Energy M Fund LLC
filed 2005-11-17
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2005 Amended



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




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



       As of November 17, 2005 there were 535.682 shares of membership interest of the registrant outstanding.

                                Table of Contents

                                                                                                                            Page

Part I - FINANCIAL INFORMATION ...............................................................................................3

Item 1.  Financial Statements: ...............................................................................................3

     Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 ....................................................3
     Statements of Operations for the three and six months ended June 30, 2005 (unaudited) ...................................4
     Statements of Changes in Shareholders' Capital for the six months ended June 30, 2005(unaudited) ........................5
     Statements of Cash Flow for the six months ended June 30, 2005 (unaudited) ..............................................6
     Notes to Unaudited Financial Statements .................................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................................................12

Item 4. Controls and Procedures ..............................................................................................12

Part II - OTHER INFORMATION ..................................................................................................13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..........................................................13

Item 6. Exhibits .............................................................................................................13

SIGNATURES ...................................................................................................................14

Part I - Financial Information
Item 1. Financial Statements

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS

                                                                                     June 30, 2005     December 31, 2004
                                                                                     ------------      -----------------
                                                                                      (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                   $ 56,250,889         $ 62,461,036
         Due from affiliate (Note 3)                                                       17,892               19,595
         Prepaid expenses                                                                   5,002               35,012
                                                                                     ------------         ------------

                 Total current assets                                                  56,273,783           62,515,643
                                                                                     ------------         ------------
Oil and gas properties
         Exploratory drilling costs                                                     6,723,329                   --
                                                                                     ------------         ------------

                 Total assets                                                        $ 62,997,112         $ 62,515,643
                                                                                     ============         ============

                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operators                                                            $  5,232,875         $         --
         Accrued expenses payable                                                          21,721              365,663
         Due to affiliate (Note 3)                                                          5,000              436,772
                                                                                     ------------         ------------
                 Total liabilities                                                      5,259,596              802,435
                                                                                     ------------         ------------
Commitment and contingencies (Note 4)

Shareholders' capital:
         Manager:
                 Deficit accumulated during the exploratory stage                        (371,628)            (155,292)
                                                                                     ------------         ------------
         Shareholders:
                 Capital contributions, (834 shares authorized, 535.682
                    and 536.182  issued and outstanding at June 30, 2005 and           78,886,679           79,013,679
                    December 31, 2004, respectively)
                 Subscriptions receivable                                                      --             (680,000)
                 Syndication costs                                                     (8,596,612)          (8,654,802)
                 Deficit accumulated during the exploratory stage                     (12,180,923)          (7,810,377)
                                                                                     ------------         ------------
                             Shareholders total                                        58,109,144           61,868,500

                 Total shareholders' capital                                           57,737,516           61,713,208
                                                                                     ------------         ------------
                 Total liabilities and shareholders' capital                         $ 62,997,112         $ 62,515,643
                                                                                     ============         ============


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                              For the period
                                                                   Three months          Six months           August 2, 2004
                                                                      ended                ended            (inception) through
                                                                  June 30, 2005        June 30, 2005           June 30, 2005
                                                                  -------------        -------------           -------------
Expenses
         Dry hole costs                                           $  3,903,303         $  3,903,303          $  7,793,323
         Geological costs                                                   --                   --                21,586
         Investment fees                                                    --                   --             3,583,985
         Management fees (Note 3)                                      484,538              986,967             1,468,836
         Insurance                                                     147,815              162,820               187,819
         Lease operating expenses                                       25,099               49,794                49,794
         Other general and administrative expenses                       9,750               15,817                49,202
                                                                  ------------         ------------          ------------

                 Total expenses                                      4,570,505            5,118,701            13,154,545
                                                                  ------------         ------------          ------------

                 Loss from operations                               (4,570,505)          (5,118,701)          (13,154,545)
                                                                  ------------         ------------          ------------
Other income
         Interest income                                               362,785              531,819               601,994
                                                                  ------------         ------------          ------------

                 Net loss                                         $ (4,207,720)        $ (4,586,882)         $(12,552,551)
                                                                  ============         ============          ============

                 Manager - Net loss                               $   (135,485)        $   (216,336)         $   (371,628)

                 Shareholders - Net loss                          $ (4,072,235)        $ (4,370,546)         $(12,180,923)
                 Net loss per share                               $     (7,602)        $     (8,159)         $    (22,739)


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL

                                   (Unaudited)


                         Six months ended June 30, 2005

                                                                            Manager         Shareholders          Total
                                                                          ------------      ------------      ------------
Balances, January 1, 2005                                                 $   (155,292)     $ 61,868,500      $ 61,713,208

Return of shareholders' capital contribution - 0.500 shares                         --          (127,000)         (127,000)
Collection of subscription receivable                                               --           680,000           680,000
Syndication costs recovered                                                         --            58,190            58,190
Net loss                                                                      (216,336)       (4,370,546)       (4,586,882)
                                                                          ------------      ------------      ------------

Balances, June 30, 2005                                                   $   (371,628)     $ 58,109,144      $ 57,737,516
                                                                          ============      ============      ============

    For the period August 2, 2004 (Inception) through June 30, 2005

                                                                            Manager         Shareholders          Total
                                                                          ------------      ------------      ------------
Balances, August 2, 2004 (Inception)                                      $         --      $         --      $         --

Shareholders' capital contribution, net of subscription receivable -
   535.682 shares                                                                   --        78,333,679        78,333,679
Syndication costs (included offering fee of $2,791,857 paid to the
   Manager and selling commissions and placement fees of $236,000 and
   $797,423, respectively, paid to Ridgewood Securities Corp.)                      --        (8,654,802)       (8,654,802)
Return of shareholders' capital contribution - 0.500 shares                         --          (127,000)         (127,000)
Collection of subscription receivable                                               --           680,000           680,000
Syndication costs recovered                                                         --            58,190            58,190
Deficit accumulated during the exploratory stage                              (371,628)      (12,180,923)      (12,552,551)
                                                                          ------------      ------------      ------------

Balances, June 30, 2005                                                   $   (371,628)     $ 58,109,144      $ 57,737,516
                                                                          ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               For the period
                                                                                           Six months          August 2, 2004
                                                                                             ended          (Inception) through
                                                                                         June 30, 2005         June 30, 2005
                                                                                         -------------         -------------
Cash flows from operating activities
       Net loss                                                                          $ (4,586,882)         $(12,552,551)
       Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
            Dry hole costs                                                                  3,903,303             7,793,323
            Changes in assets and liabilities
                  Decrease (increase) in due from affiliate                                     1,703               (17,892)
                  Decrease (increase) in prepaid expenses                                      30,010                (5,002)
                  Increase in accrued expenses payable                                             --                23,341
                  Increase in due to affiliate                                                     --               218,876
                                                                                         ------------          ------------

                  Net cash used in operating activities                                      (651,866)           (4,539,905)
                                                                                         ------------          ------------

Cash flows from investing activities
       Capital expenditures for oil and gas properties                                     (5,393,757)           (9,283,777)
                                                                                         ------------          ------------

            Net cash used in investing activities                                          (5,393,757)           (9,283,777)
                                                                                         ------------          ------------

Cash flows from financing activities
       Contributions from shareholders, net of subscription receivable                             --            78,333,679
       Syndication costs                                                                     (775,714)           (8,870,298)
       Return of shareholder capital contribution                                            (127,000)             (127,000)
       Collection of subscription receivable                                                  680,000               680,000
       Syndication costs recovered                                                             58,190                58,190
                                                                                         ------------          ------------

            Net cash (used in) provided by financing activities                              (164,524)           70,074,571

                  Net (decrease) increase in cash and cash equivalents                     (6,210,147)           56,250,889

                  Cash and cash equivalents, beginning of period                           62,461,036                    --
                                                                                                               ------------

                  Cash and cash equivalents, end of period                               $ 56,250,889          $ 56,250,889
                                                                                         ============          ============

Supplemental schedule of non-cash activity
       Capital expenditures for oil and gas properties included in
       due to operators                                                                  $  5,232,875          $  5,232,875
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

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $3,903,303 for the three and six months ended June 30, 2005.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. Through June 30, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Assets Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. Through June 30, 2005, asset retirement obligations have been determined to be insignificant to have a material effect on the operations of the Fund.

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

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made by the Fund out of operating revenue (not including cash flow from distributions and investor capital contributions) from producing wells, less operating expenses and other expenditures relating to the producing wells and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. For the three and six months ended June 30, 2005, a management fee of $484,538 and $986,967 respectively, was paid. There have been no distributions made by the Fund through June 30, 2005. Unpaid fees of $5,000 were included in due to affiliate as of June 30, 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005 there was $17,892 due from the Manager.

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


5.  Subsequent Event

In the second quarter of 2005, the Fund acquired a working interest in Main Pass
155. In August 2005, the well was determined to be a dry hole. Exploratory drilling costs of $3,903,303 are reflected as dry hole costs on the accompanying Statement of Operations for the six months ended June 30, 2005. Of the $3,903,303, $2,055,000 was accrued as of June 30, 2005.

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

Results of Operations


The loss from operations for the three months ended June 30, 2005 was $4,570,505. Lease operating expenses and well control insurance related to exploratory drilling totaled $69,736 for the quarter. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled $3,991,475 for the quarter. Management fees of $484,538 and general and administrative costs of $24,756 comprised the remainder of the Fund's quarterly expenses.

For the six months ended June 30, 2005 the loss from operations was $5,118,701. Lease operating expenses and well control insurance related to exploratory drilling totaled $94,432 through June 30, 2005. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled $3,991,475 for the six months ended June 30, 2005. Management fees and other general and administrative expense through June 30, 2005 totaled $986,967 and $45,827, respectively.

Other Income

Other income comprised solely of interest income was $362,785 and $531,819 for the three and six months ended June 30, 2005, respectively. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.

Liquidity and Capital Resources


Cash and cash equivalents decreased by $6.2 million during the first six months of 2005 from $62.5 million at December 31, 2004 to $56.3 million at June 30, 2005. Cash used in operations of $651,866 represents the payment of management fees, lease operating and general and administrative expenses partially offset by interest earned of $531,819.

During the six months ended June 30, 2005, the Fund received cash contributions of $553,000 and paid syndication costs of $717,524. The Fund invested in oil and gas properties totaling $5.4 million of which $3.9 million was written off as dry hole costs. Approximately $3.2 million of the purchased oil and gas properties and $2.0 million of the dry hole costs are included in due to operators at June 30, 2005.

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

Estimated Capital Expenditures


The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $14.3 million, of which $5.2 million is recorded in due to operators.


The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses.

  Estimated Capital Expenditures
  As of June 30, 2005             Total              Less than one year     1-3 years        Notes
  Projects
       West Cameron 77 #2
                ("Mustang")  (i)    12,246,899         12,246,899                  0         ($2.0 million paid in Q3)
       Main Pass 155  (i)            2,055,800          2,055,800                  0         See Subsequent Event

  Fund Expenses
       Management Fees  (ii)         2,532,705          2,009,716            522,989
       Accounting & Legal  (ii)         74,340             35,400             38,940
       Insurance Expense  (iii)        342,850            282,830             60,020 (iv)

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. The Main Pass 155 Project was a dry hole, therefore, of the estimated capital expenditures of $33 million at March 31, 2005, the development capital was reallocated to three new projects in the third quarter (East Breaks 157, Eugene Island 357 and Eugene Island 337).

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


                            RIDGEWOOD ENERGY M FUND, LLC


                              By:  /s/ Robert E. Swanson
                                   -------------------------------------------
Dated:    November 17, 2005            Robert E. Swanson
                                       President and Chief Executive Officer
                                       (principal executive officer)


                              By:  /s/ Kathleen P. McSherry
                                   -------------------------------------------
Dated:    November 17, 2005            Kathleen P. McSherry
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

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