Form 10-K
period 2005-12-31
Ridgewood Energy M Fund LLC
filed 2006-03-15
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005
                          Commission File No. 000-51268

                          RIDGEWOOD ENERGY M FUND, LLC
                  1314 King Street, Wilmington, Delaware 19801
                                 (302) 888-7444

  Incorporated in the State of Delaware            Employer ID No. 13-4285167

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                        Shares of LLC Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at February 28, 2006 was $78,886,679 and as of that date there are 535.6818 Shares outstanding.

                                Table of Contents

Forward-Looking Statements
--------------------------

PART I
------

Item 1   Business                                                          1
Item 1A  Risks                                                             9
Item 1B  Unresolved Staff Comments                                         14
Item 2   Properties                                                        14
Item 3   Legal Proceedings                                                 16
Item 4   Submission of Matters to a Vote of Security Holders               16

PART II
-------

Item 5   Market for Registrant's Common Equity and Related
            Shareholder Matters                                            16
Item 6   Selected Financial Data                                           16
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17
Item 7A  Quantitative and Qualitative Disclosures About
            Market Risk                                                    23
Item 8   Financial Statements and Supplementary Data                       24
Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                           24
Item 9A  Controls and Procedures                                           24
Item 9B  Other Information                                                 24

PART III
--------

Item 10  Directors and Executive Officers of the Registrant                24
Item 11  Executive Compensation                                            27
Item 12  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     27
Item 13  Certain Relationships and Related Transactions                    28
Item 14  Principal Accountant Fees and Services                            28

PART IV
-------

Item 15  Exhibits, Financial Statement Schedules                           29

Signatures                                                                 32

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seeks," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. All statements other than statements of historical facts, including among others, statements regarding our future financial position, business strategy, budgets, reserve information, and projected plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements are not guarantees of performance. Although, we believe the expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. The forward-looking statements contained herein reflect our current views with respect to future events and financial performance. Important factors that could cause actual results to differ materially from the expectations reflected include, among others: the timing and extent of changes in commodity prices for oil and natural gas; the extent of our success in discovering, developing and acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise; the availability and cost of drilling rigs; and those other risks and uncertainties discussed in Item 1A under "Risk Factors" and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of filing. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of filing. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

Item 1.  Business
-----------------

General

         We were formed on August 2, 2004 as a Delaware limited liability company and we operate pursuant to a limited liability company agreement ("LLC Agreement"), dated as of September 7, 2004, that we executed with Ridgewood Energy Corporation, our manager ("Manager") and our shareholders. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico. We have focused primarily on acquiring natural gas and oil projects in the shallow waters of the Gulf of Mexico in locations with access to existing gathering and processing infrastructure or where such infrastructure can be constructed economically and efficiently.

         In many instances, we compete for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have larger staffs, and more experience in natural gas and oil exploration and production than we have. As a result, these larger companies are in a position that they could outbid us for a project. However, because these companies are so large and have such significant resources, they tend to focus more on projects that are larger, have greater reserve potential, but cost significantly more to explore and develop. These larger projects increasingly tend to be projects in the deepwater areas of the Gulf of Mexico, the North Sea off the coast of Great Britain or in other areas of the world. However, the focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire smaller projects in shallow waters for which we compete. Many of these larger companies have participated in the auctions for lease blocks directly from the U.S. Government. In such cases, these companies obtain from the U.S. Government 100% of the leasehold of a particular lease block in the Gulf of Mexico. In order to obtain even more resources to invest in other larger and more expensive projects, they diversify current holdings, including projects they own in the shallow waters of the Gulf of Mexico, by selling off percentage interests in these lease blocks. As a result, very good projects in the shallow waters of the Gulf of Mexico become available. We, therefore, have opportunities to acquire interests in these smaller, yet economically attractive projects.

         We offered our securities to investors in a private placement beginning on September 7, 2004 and sold whole and fractional shares of LLC membership interests at $150,000 per share. There is no public market for these shares and one is not likely to develop. In addition, the shares are subject to restrictions on transfer and resale and cannot be transferred or resold except in accordance with the LLC Agreement and applicable federal and state securities laws. The offering was terminated on November 30, 2004. We raised approximately $78.9 million and, after payment of $12.2 million in offering fees, commissions and investment fees, we retained approximately $66.7 million for investments and operating expenses. As of December 31, 2005, approximately $18.6 million has been spent acquiring, drilling and completing our various oil and gas properties, with approximately $48.1 million remaining for further investment and fund expenses of which approximately $39.3 million is committed to specific projects. See, Item 7, Management's Discussion and Analysis.

         We operate in only one segment: oil and natural gas exploration and production. Through December 31, 2005, we have not produced oil or natural gas and as a result, are considered an Exploratory Stage company. The financial results from this segment are contained in the financial statements attached to this Annual report on Form 10-K and in Item 7, Management's Discussion and Analysis.

Manager

         We do not have a Board of Directors. Ridgewood Energy Corporation is our Manager and pursuant to the LLC Agreement has direct and exclusive control over our management and operations. As part of our project investment activities and on our behalf, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. This includes, but is not limited to, review of existing title documents, reserve information and other technical specifications related to a project as well as the review and preparation of agreements related to the investment. In addition, once the investment is made and the project begun, the Manager is responsible for overseeing and managing the activities of the project and the operator and is empowered to act on our behalf with the other working interest owners.

         The Manager also performs, or arranges for the performance of, certain management and administrative services we require including the administration of shareholder accounts, shareholder relations, and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides us with office space, equipment and facilities, and other services necessary for our operations. Finally, the Manager manages and conducts our relationships with custodians, depositories, accountants, attorneys, broker/dealers, corporate fiduciaries, insurers, banks and others as required. See also, Item 1A, Risk Factors.

         As compensation for its management services, the Manager is entitled to
(i) an annual "Management Fee" equal to 2.5% of the total Capital Contributions made by our shareholders and (ii) a 15% interest in the cash distributions made to our shareholders. As set forth in Item 7, Management's Discussion and Analysis, the Manager received from us for the year 2005 a total of $1,969,426 for its management services. There were no distributions.

Business Strategy

         Our primary investment objective is to generate cash flow from the acquisition, exploration, production and sale of crude oil and natural gas from oil and gas properties. We have invested and participate in exploration and production projects located in the waters of the Gulf of Mexico offshore Louisiana and Texas on the Outer Continental Shelf ("OCS"). These activities are governed by the Outer Continental Shelf Lands Act (OSCLA) enacted in 1953 and administered by the Minerals Management Service ("MMS"). We generally look to invest in projects that have been proposed by larger independent oil and gas companies seeking to minimize their risks by selling a portion of their interest in a project. These investments may require us to pay a larger interest of the costs than our ownership interest would otherwise require. This is called a "promote" and is relatively typical in the oil and natural gas exploration industry. In addition, notwithstanding the sale of an interest to us, the seller may retain a right for some period of time to payments from sale of the production from a well or project. This is called an "overriding interest" which is also relatively common in this industry. Notwithstanding any such promote or overriding interest, we have tried to invest in projects that we believe contain sufficient commercial quantities of natural gas or oil and which are near (i) existing natural gas or oil gathering and processing infrastructure and (ii) developed markets where we can sell our natural gas or oil.

         We try to focus on projects that have significant reserve potential and which are projected to have the shortest time period from our investment to first production. However, we do not operate these projects, and the manner in which and schedule pursuant to which our projects are developed and completed is determined exclusively by the operator and is beyond our ability to significantly influence. Moreover, when performing due diligence with respect to a project, we must rely on the independent reservoir engineers who are hired and paid, in most cases by the operator, although we do engage certain consultants for ourselves to examine and review such reserve estimates and seismic information on our behalf.

Acquisition Criteria

         The Manager has control over the selection of projects, the percentage investment and ownership interest acquired. In evaluating various potential investments, the Manager conducts due diligence of each such project against a list of factors that we believe will result in the selection of those projects that have the highest probability of success. These factors include, but are not limited to, the following:

     o    The oil or gas reserve potential of the project.

     o Economic factors, such as potential revenues from the project, the rate of return, and estimated time to first production.

     o The technical quality of the project, including its geology, seismic profile, locational trends, and whether the project has potential for multiple prospects.

     o Whether the project will have operators and/or partners with significant resources, experience, and prior success in oil and gas exploration.

     o Whether and the extent to which the operator participates as a working interest owner in the project.

     o The existence and availability of drilling rigs, platforms and other infrastructure, at or nearby the project.

     o    Proposed drilling schedule.

     o The terms of the proposed transaction, including contractual restrictions and obligations and lease term.

     o    Overall cost of the project

     Although these factors are those generally used by our Manager, we can not say whether the Manager reviews every potential investment against all of these factors or, if so, whether and for what reason one factor was given greater weight in the analysis than another.

Operators

         The projects in which we have invested are operated and controlled by unaffiliated third-party entities acting as operators. The operator is responsible for drilling, administration and production activities for leases jointly owned by working interest owners and acts for the account of all working interest owners under the terms of the applicable offshore operating agreements. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases.

         Because we do not operate any of the projects in which we have acquired an interest, our shareholders must not only bear the risk that the Manager will be able to select suitable projects, but also that, once acquired, such projects will be managed prudently, efficiently and fairly by their operators.

         As of December 31, 2005, our exploration and development activities in West Cameron 77 #2 are operated by BHP Billiton.

         We also invested in one well each with Apache Corporation, and Samson Offshore Group, both of which were considered dry-holes.

         We also have two projects currently drilling, East Breaks 157, operated by ENI Petroleum and Eugene Island 357, operated by Newfield Exploration. We have one other project, Eugene Island 337 to be drilled and operated by Devon Energy in the spring of 2006. See Item 2, Properties.

Seasonality

         Our business operations are not subject to seasonal fluctuations that would materially affect the amount of or manner in which our natural gas or oil is sold and marketed. Once a well is drilled and reserves of oil and gas are determined to exist, the operator of the well extracts such reserves throughout the year. Oil and gas, once extracted, can be sold at any time during the year.

         However, our business operations and sales are subject to seasonal "risks" that may affect, if anything, the price for such oil and gas or our ability to bring such gas or oil to the market. For example, during hurricane season, the number and intensity of and resulting damage from hurricanes in the Gulf of Mexico region could affect the gathering and processing infrastructure, drilling platforms or the availability or price of repair or replacement equipment. As a result, these factors may affect the supply and, consequently, the price of oil and gas resulting in an increase in price if supplies are reduced. However, even if commodity prices increase because of weather related shortages, we may not be in a position to take immediate advantage of any such price increase if, as a result of such weather related incident, damage occurred to our projects, the gathering infrastructure or in the transportation network.

Regulation

         Oil and gas exploration, development and production activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, our operators to obtain permits to drill wells and to meet bonding, insurance and environmental requirements in order to drill, own or operate wells. In addition, the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells are also subject to regulations.

         Outer Continental Shelf Lands Act

         Our projects are located in the offshore waters of the Gulf of Mexico on the Outer Continental Shelf, or the OCS. Our operations and activities, therefore, are governed by, among other things, the Outer Continental Shelf Lands Act, or the OCSLA, which was enacted in 1953.

         Under OCSLA, as amended, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the Minerals Management Services, or MMS, an agency of the United States Department of Interior. The MMS administers federal offshore leases pursuant to regulations promulgated under the OCSLA. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. MMS regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization. The MMS has also imposed regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. Under certain circumstances, the MMS may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect our operations and interests.

         The MMS conducts auctions for lease blocks of submerged areas offshore. As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the length of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a degree, the "planned activities" of exploration and production to be conducted by the lessee. In addition, the OCSLA grants the Secretary of the Interior continuing oversight and approval authority over exploration plans throughout the term of the lease.

         Sales and transportation of Natural Gas/Oil

         We expect to sell our natural gas and oil to the market and to receive market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for us to make such sales we are dependent upon pipelines whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes including the OSCLA, the Natural Gas Policy Act and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge to us, although regulated, are beyond our control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, we believe that the impact of any changes in such rates, terms or conditions would not impact our operations differently in any material way than the impact upon other natural gas or oil producers and marketers.

Environmental Regulation

         Our operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water and the protection of aquatic species and habitats. However, although we share the liability along with our other working interest owners for any environmental damage, most of the activities to which these environmental laws and regulations apply are conducted by our operator on our behalf. Nevertheless, environmental laws and regulations to which our operations are subject may require us, or our operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned wells and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that is caused by our operations.

         Some of the environmental laws that apply to natural gas and oil exploration and production are:

         The Oil Pollution Act. The Oil Pollution Act ("OPA") amends Section 311 of the Federal Water Pollution Act (the Clean Water Act) and was enacted in response to the numerous tanker spills, including the Exxon Valdez that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to and increases penalties for spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a "responsible party" for a vessel or facility from which oil is discharged or which poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A "responsible party" includes a lessee of an offshore facility.

         The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with the oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, we have not been required to make any such showing to the MMS as the operator is responsible for such compliance. However, notwithstanding the operator's responsibility for compliance, in the event of an oil spill, we, along with the operator and other working interest owners, could be liable under the OPA for the resulting environmental damage.

         Federal Water Pollution Act/Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of petroleum products into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal (or state if applicable) agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. Again, our operators are responsible for compliance with the Clean Water Act although we may be liable for any failure of the operator to do so.

         Federal Clean Air Act. The Federal Clean Air Act restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. As a result, our operations may be required to incur additional costs to comply with the Clean Air Act.

          Other Environmental Laws. In addition to the above, our operations may be subject to the Resource Conservation and Recovery Act, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain "hazardous wastes", as well as the Comprehensive Environmental Response, Compensation and Liability Act which imposes join and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a "hazardous substance" into the environment.

         The above represents a brief outline of the major environmental laws that may apply to our operations. We believe that our operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.

Competition and Markets

         Strong competition exists for the acquisition and participation in offshore drilling projects. Such activity has only increased recently given the recent surge in the commodity prices for oil and natural gas. Many companies with whom we compete for the acquisition of projects have more financial and other resources than may be available to us. Some of these companies, but certainly not all, include Chevron, BP, Apache Corporation, and Houston Exploration, all of whom are substantially larger than we are. As a result, our competitive position against these companies is relatively weak. However, as indicated earlier, most of our capital has been either spent or committed to projects such that we will likely not be competing with these large companies in the future for projects. However, if one or more of our existing projects were to be deemed a dry-hole, the funds we are holding for completion would be free for further investing. In such a case, we would again be competing with these larger companies for projects.

         The availability of a market for any oil and gas produced from our operations will depend on a number of factors beyond our control, most of which cannot be accurately predicted. These factors include the extent of domestic production and importation of oil and natural gas, the proximity of our wells to and the capacity of natural gas pipelines, the availability of other competitive fuels, fluctuations in seasonal supply and demand, government regulation of supply and demand caused by its pricing and allocation restrictions, and general national and worldwide economic conditions. Additionally, increased drilling activity could cause a shortage of drilling rigs and other services necessary for the drilling, production and marketing of oil and natural gas. Any such shortage of equipment and services could adversely affect our activities.

Customers

         Through December 31, 2005, we have not sold any of our production from West Cameron 77 #2. We are still in the process of building a production facility and anticipate sales in the second quarter of 2006. As a result, we do not contract to sell any of our oil or gas to third parties; and therefore, during this period, we had no customers or any one customer upon which we depended for more than 10% of our revenue.

Energy Prices

         Historically, the markets for crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions which we can not control. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could adversely affect our future profitability. Also, we have not engaged in any price risk management programs or hedges to date and do not anticipate engaging in those types of transactions in the future.

Insurance

         Through our Manager we obtain hazard, property, general liability and other insurance in commercially reasonable amounts to cover our projects, as well as general liability and similar coverage for our business operations. However, there is no assurance that such insurance will be adequate to protect us from material losses related to our projects or operations. In addition, the Manager's practice is to obtain insurance as a package that is intended to cover most, if not all, of the natural gas and oil projects under its management, including many projects not owned by us. As a result, given insurance limits, if significant damages occur in a given year to projects owned by other energy programs managed by our Manager, the insurance available for potential damages to our projects in that year could be significantly reduced. Nevertheless, and despite this risk, we believe that the Manager has obtained adequate insurance in accordance with customary industry practices although the possibility does exist that depending on the occurrence, there may not be enough insurance to entirely cover any losses we sustain.

Salvage Fund

         As to projects in which we own a working interest, we deposit in a separate interest-bearing account, or a salvage fund, which is in the nature of a sinking fund, enough money to provide for our proportionate share of the anticipated gross cost net of anticipated salvage value of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of each of such projects after their useful life, in accordance with applicable federal and state laws and regulations. There is no assurance that the salvage fund will have sufficient assets to meet these requirements and any unfunded expenses, and we may be liable for such expenses. We have deposited $1 million from capital contributions into a salvage fund which we estimate to be sufficient to meet our potential requirements. If management later determines the deposit and earned interest is not enough to cover our proportionate share of expense, we will deposit payments from operating income to make up any differences. Any portion of a salvage fund that remains after we pay our share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal of the salvage fund.

Employees

         We have no employees. The Manager operates and manages all of our activities.

Item 1A. Risks
--------------

Risks Related to Oil and Gas Activities

         All of our oil and natural gas activities are subject to risks normally incident to the exploration for and development and production of natural gas and crude oil, including:

         Our investment activities have resulted in unsuccessful projects and our other projects may not be successful. Notwithstanding the best efforts of the Manager in selecting projects, there is always significant risk that despite contrary indications, a project will not have commercially productive oil or natural gas reservoirs. The successful acquisition of producing properties requires assessment of reserves, seismic and other engineering information, future commodity prices, operating costs and potential environmental liabilities. Our assessment of these factors may not be successful. Indeed, during 2004 and 2005, we invested in two projects that resulted in "dry-holes", meaning that there were either no or commercially insufficient quantities of oil and natural gas. Those dry-holes, as well as any future unsuccessful projects, will have an adverse effect on our future operations, financial condition and cash distribution to shareholders. We have two pending wells, one, East Breaks 157 is currently being drilled by ENI and the other, Eugene Island 337, will be drilled by Devon Energy beginning sometime in the spring of 2006.

         Our exploration and production activities are subject to risks that we cannot control and we may have insufficient insurance to cover these risks. To the extent we are not covered by insurance, we could incur losses and liabilities which could reduce revenues, increase costs or eliminate dollars available for future exploration and development programs. Costs of drilling, completing and operating wells are often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

     o    Fires, explosions, blowouts and cratering
     o    Equipment failures, casing collapse, pipe and cement failures
     o    Marine risks such as capsizing or collisions
     o    Adverse weather conditions, including hurricanes
     o    Shortages or delays in the delivery of equipment
     o    Acts of terrorism
     o    Environmental hazards
     o    Pipeline ruptures and discharge of toxic gases

         Many of the above-mentioned risks could result in damage to life and/or property or cause sustained interruption of production. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. Insurance to cover certain of these risks may be prohibitively expensive or unavailable, particularly with respect to acts of terrorism. Additionally, insurance coverage may not be sufficient to cover certain catastrophic events.

         In addition, it is significantly less costly for our insurance to be acquired and maintained by the Manager as a package that covers all of the natural gas and oil projects under its management. The majority of these projects are owned by other entities under its management. As a result, given insurance limits, if significant damage occurs to those other projects in any given year, the amount of insurance available to cover any damage to our projects could be significantly reduced.

         Our reserve estimates are inherently uncertain and may be inaccurate and if so, may adversely affect our revenue and profitability. There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Estimates of reserves by necessity are projections based on engineering and geological data, including but not limited to volumetrics, reservoir size, reservoir characteristics, the projection of future rates of production and the timing of future expenditures. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary and may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated.

         In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such reserve and cost estimate upward or downward. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The Manager reviews the reserve estimates provided by the operators of properties in which we participate and may retain independent reserve engineers to review such reserve estimates and/or conduct an independent review, as appropriate. Future performance that deviates significantly from reserve estimates could have a material effect (positive or negative) on our operations, business and prospects, as well as on the amounts of such reserves.

         Moreover, our estimated or proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including those required by the SEC relating to oil and natural gas prices, drilling and operating expenses. As a result, we are required to make assumptions and judgments, all of which can be wrong or inaccurate. Thus, our estimates are inherently imprecise and the quality and reliability of this information can vary, perhaps significantly, from actual results.

         Our revenue, profitability and cash flow are highly dependent on the prices of oil and gas. Historically, the markets for crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on our future profitability and, in such an event, we may be required by accounting rules to write down the carrying value of our Projects.

         We have not engaged in any price risk management programs or hedges to date and we do not anticipate engaging in those types of transactions in the future.

         The availability and cost of needed equipment may adversely affect our profitability and operations. As a result of the increase in natural gas and oil prices, drilling activity in the Gulf of Mexico has increased significantly. Drilling rigs and other equipment could become harder to obtain and more costly to acquire, especially if weather occurrences, such as hurricanes, occur with frequency in the Gulf of Mexico. These circumstances could have a negative impact on our operations.

         We have invested most of our capital. As a result, we have limited ability to invest in additional projects. The capital we raised in our private placement is all the capital we will be able to obtain for investments in Projects. Given our structure, obtaining traditional financing from public markets is unlikely and it is not practical to assume we can raise additional funds through a supplemental offering or through debt financing. As a result, we have little, if any, ability to grow our business and each of the unsuccessful projects we have experienced to date not only reduces our ability to generate revenue, but also exhausts our limited supply of capital.

         We may incur costs to comply with the many environmental and other governmental regulations that apply to our operations. The oil and gas industry, in general, and offshore activities, in particular, are subject to numerous governmental laws and regulations which may affect our ongoing and future operational decisions and financial results. United States legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations which, among other things, require permits for the drilling of wells, impose construction, abandonment and remediation requirements, prevent the waste of natural gas and liquid hydrocarbons through restrictions on flaring, require drilling bonds and regulate environmental and safety matters. Additionally, governmental regulations may also impact the demand for oil and gas, which could adversely affect the price at which oil and gas is sold. The regulatory burden on the oil and gas industry increases its cost of doing business and, subsequently, affects its profitability. Finally, as additional legislation or amendments may be enacted in the future, we are unable to predict the ultimate cost of compliance.

         We rely on third parties to operate, manage and maintain our projects over which we have limited control. Neither we nor our Manager currently own or have any plans to acquire drilling or production equipment nor do we maintain a staff of technical employees required for on-site operations. Therefore, we rely on unrelated third party operators to oversee and/or perform all drilling, completion and ongoing maintenance and production activities for the projects in which we participate. As such, we have little or no control over the day-to-day operations of these projects. However, we have acquired and will continue to seek projects in which the operators have significant resources, are experienced in offshore operations and have a long term presence in the Gulf of Mexico.

         We own projects jointly with other companies over whom we have no control and who may influence the manner in which the project is operated. We participate in projects as a working interest owner along with other unrelated third party entities, including the operator. While our Manager may monitor and participate in decisions affecting exploration and development of the leases or wells in which we participate, other decisions with respect to lease exploration and development activities may be controlled by the other participants and could be unfavorable to us. Finally, we could be held liable for the joint activity obligations or tortuous actions of the operator or other working interest owners. If our co-participants fail to pay their portion of the lease acquisition, drilling and completion or ongoing maintenance costs for any well, the project may lack sufficient funds to perform such work.

         We face competition. As a small natural gas and oil producer, we face competition in all aspects or our business. Many of our competitors are large, well-established companies that have significantly larger staffs and have greater capital resources than we do. These companies may be able to pay more for a project or sustain losses for a longer period of time than we can.

         We maintain a salvage fund. As indicated above, we have created a salvage fund to cover certain anticipated salvage costs associated with our projects. There is no assurance that the salvage fund will have sufficient assets to meet these requirements, and we may be liable for our percentage share of unfunded expenses.

Risks related to the nature of our shares.
------------------------------------------

         Our shares have severe restrictions on transferability and liquidity. Our shares are illiquid investments. There is currently no market for these shares. Because there will be a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the LLC Agreement and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither we nor our Manager will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the LLC Agreement, and all such sales or transfers require our consent, which we may withhold in our sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

         Our shareholders can not participate in our management or operations. Shareholders have no right, power or authority to participate in our management or decision making or in the management of our projects. The Manager has the exclusive right to manage, control and operate our affairs and business and to make all decisions relating to our operation.

         Our assets will be illiquid. Our interest in projects will be illiquid. We do not anticipate selling our interests in the projects, or any part thereof. Even if we elected to sell, it is likely that there will be little or no market for these assets. However, if we were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the well or interest being sold, proven oil and gas reserves, the number of potential purchasers and the economics of any bids made by them and the current economics of the oil and gas market. In addition, any such sale may result in adverse tax consequences to the shareholders. The Manager has full discretion to determine whether any project, or any partial interest, should be sold. Shareholders have no ability to override the decision of the Manager. Consequently, shareholders will depend on the Manager for the decision to sell all or a portion of a project, or retain it, for the benefit of the shareholders.

         We indemnify our officers and the Manager and its employees for certain actions taken on our behalf. The LLC Agreement provides that our officers and agents, the Manager, the affiliates of the Manager and their respective directors, officers and agents when acting on behalf of the Manager or its affiliates on our behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of our management, except for claims arising out of the bad faith, gross negligence or willful misconduct or a breach of the underlying LLC operating agreement. Therefore, we may have difficulty sustaining an action against the Manager, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

         The Manager will receive a management fee regardless of our profitability. The Manager is entitled to receive an annual management fee from us regardless of whether our activities are profitable. The annual fee is equal to 2.5% of total capital contributed by shareholders. Inherent in the fee and compensation arrangements are the possibility of conflicts between our interests and the best interests of the Manager. The Manager may have incentive to act in its best interests rather than in our best interest.

         None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

         Our Manager will receive cash distributions in addition to its management fee. The Manager as compensation for its management services will receive, in addition to its annual management fee, 15% of our cash distributions to shareholders although it has not contributed any cash to us. Accordingly, our shareholders contribute all of the cash utilized for our investments and activities. If we are unsuccessful, the shareholders lose 100% of their investment.

         Shareholders have limited access to information. Delaware law permits Delaware limited liability companies to restrict access to certain information provided that such restricted access is set forth in the LLC Agreement. Our LLC Agreement contains provisions that limit shareholder access to certain sensitive or confidential information such as trade secrets, agreements or confidential or proprietary information. Moreover, shareholder access to information regarding other shareholders is likewise limited and we may refuse to give shareholder information, such as name and address, of other shareholders, which could make it difficult for a shareholder to contact other shareholders. Nevertheless, shareholders do have access to our tax, other financial information or any other reasonable information regarding our operations.

         Cash distributions are not guaranteed and may be less than anticipated or estimated. Distributions depend primarily on our available cash from oil and gas operations. At times, distributions may be delayed to repay the principal and interest on our borrowings, if any, or to fund our costs, although we do not anticipate such borrowings. Our taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

          Our Manager has conflicts of interest in its management of our operations. Our shareholders will not be involved in the management of our operations. Accordingly, they must rely on the Manager's judgment in such matters. Inherent with the exercise of its judgment, the Manager will be faced with conflicts of interest. While neither we nor the Manager have specific procedures in place in the event of any such conflicting responsibilities, the Manager recognizes that it has fiduciary duties to us in connection with its position and responsibilities as Manager and the Manager intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Manager and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all persons affected by those conflicts of interest. The Manager is not liable to us for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

Tax risks associated with an investment in our Shares.
------------------------------------------------------

         Although we have received an opinion from our counsel that we would be classified as a partnership and our shareholders would be treated as limited partners for federal income tax purposes, we will not obtain a ruling from the Internal Revenue Service (the "IRS") as to any aspect of our tax status. The tax consequences of investing in our shares could be altered at any time by legislative, judicial, or administrative action.

         The IRS may audit our tax returns. Any audit issues will be resolved by our Manager. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of our shareholders, which may require payment of additional taxes, interest, and penalties. An audit of our tax return may result in the examination and audit of a shareholder's return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder's return that are unrelated to our operations. Each shareholder bears the expenses associated with an audit of that shareholder's return.

         In the event that an audit of us by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the under payment and may be subject to substantial penalties. In addition, a number of substantial penalties could potentially be asserted by the IRS on any such deficiencies.

         There can be no assurance that any deductions, credits or other tax consequences will be available. In addition, no assurance can be given that legislative or administrative changes or court decisions may not be forthcoming which would significantly change our tax risks or the tax risks to our shareholders. In some instances, these changes could have substantial effect on our taxes and those of our shareholders. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect us.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         None.

Item 2.  Properties
-------------------

Oil and Gas exploration and Production Properties and Reserves.
---------------------------------------------------------------

         Projects

         As of December 31, 2005, we owned working interests in six offshore blocks as noted below. Since inception (August 2, 2004), we have participated in three projects, drilling three wells, of which one has found commercial quantities of oil and gas reserves but has not yet come on production. We have two wells currently drilling and one to start drilling during the spring of 2006.

West Cameron 77 #2 (Mustang)

          The West Cameron 77 #2 Project is located approximately 11 miles off the coast of Louisiana and is operated by BHP Billiton. We participated in an exploratory well in early 2005 with a 14.54% working interest. The well was completed and tested and is currently shut in awaiting the construction of a production platform and pipeline. Initial flow tests produced 19.2 MMCFE per day. It is anticipated that production will begin in the second quarter of 2006. In March 2005, while drilling the West Cameron 77 #2 well, the operator encountered mechanical problems but was able to shut-in the well and subsequently complete sidetrack operations such that the well was preserved. In accordance with our control of well insurance, we filed a claim for the recovery and costs related to the incident. Our share of the cost of drilling totaled $1,383,349 of which $1,235,351 was recovered through insurance proceeds resulting in a net casualty loss of $147,998. Total costs through December 31, 2005 were approximately $5.9 million.

Main Pass 155

          The Main Pass 155 Project consisted of ten (10) lease blocks, Main Pass 154-157, Viosca 338-339 and Chandeleur 43, all of which are located approximately 46 miles offshore Alabama. In 2005, we participated in an exploratory well paying 40% of the drilling costs to earn a 30% working interest in these blocks from Samson Offshore Group, the operator. The well was drilled in June 2005, and targeted the Lower Cretaceous James Lime at approximately 15,505 feet. The well was drilled and logged. A thick section of porous but wet James Lime was encountered between 15,100' and 15,500'. Interpretation of the 3D data post drilling indicated that the up-dip porosity punchout we were looking for was not sufficient to seal the trap and any hydrocarbons that migrated through the section leaked out. On July 29, 2005 we plugged and abandoned the well which had a dry-hole cost of approximately $3.8 million.

         An affiliate, the Ridgewood Energy L Fund, LLC, also participated in the well to earn a 7.5% working interest in the Main Pass 155 Project.

Vermilion Blocks 7/8

         Vermilion Blocks 7/8 was operated by Apache Corporation and is located in federal waters approximately 11 miles offshore Louisiana.

         In 2004, we participated with a 26% working interest in the drilling of an exploratory well. In early 2005, the well was determined to be non-commercial. In April 2005, the blocks were released to Apache. Our total expenditures for Vermillion Blocks 7/8 were approximately $4.1 million.

East Breaks 157

         In 2005, we agreed to participate in a 12,000 foot exploratory well paying 27% of the drilling costs for the first well to earn an 18% working interest in East Breaks 157. The lease block is operated by ENI Petroleum and started drilling in January 2006. This well is located in 940 feet of water and is off the coast of Texas. Total drilling cost is approximately $3.4 million. If successful, we have budgeted for a total of four wells and the total budget for the lease block to date is $20.1 million.

         An affiliate, Ridgewood Energy L Fund, LLC is also participating in this lease block to earn a 7% working interest in East Breaks 157.

Eugene Island 337

         Eugene Island 337 is a two well prospect located offshore Louisiana. In September 2005 we agreed to participate in the project which was supposed to start drilling by December 31, 2005. There was damage on the Eugene Island 330 platform during Hurricane Katrina. This platform was to process our production is successful. Because of this platform delay, Devon Energy as the operator postponed the drilling of the well for six to eight months. The initial test well was to be drilled to 12,860 feet and we agreed to pay 26.4% of the drilling costs for the first well to earn a 20% working interest in the lease block. To date we have paid a prospect generation fee of $148,500 toward the overall budget of $7.9 million for Eugene Island 337.

         An affiliate, Ridgewood Energy L Fund, LLC, is also participating in this lease block to earn a 13.33% working interest in this project.

Eugene Island 357

         In 2005, we agreed to participate in a 16,500 foot well paying 22.66% of the drilling costs for the first well to earn a 17% working interest in Eugene Island 357. The lease block is operated by Newfield Exploration and started drilling in January 2006. This well is located approximately 120 miles off the coast of Louisiana. Total drilling costs for the first well are approximately $1.2 million. If successful, we have budgeted for up to six wells. The total budget for this project is $8.6 million.

         An affiliate, Ridgewood Energy O Fund, LLC is also participating in this lease block to earn an 8% working interest in these wells.

         Drilling Activities. During the year ended December 31, 2005, we expended approximately $10.7 million for exploratory and developmental activities inclusive of the casualty loss related to West Cameron 77 #2 (Mustang) project. We had no such expenditures for 2004. We have budgeted $39.3 million for the three remaining projects.

         Production Volumes and Prices. We have no production for the periods ending December 31, 2005 or 2004. We have one well (West Cameron 77 #2) which is shut in pending the completion of a production platform and pipeline.

Item 3. Legal Proceedings
-------------------------

         We are not a party to any material existing or pending legal action that would have a material effect on our business, financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders in 2005.

PART II

Item 5. Market for Registrant's Common Equity Related Shareholder Matters and
-----------------------------------------------------------------------------
Issuer Purchasers of Equity Securities
--------------------------------------

         There is currently no established trading market for our shares. The aggregate capital contributions made were $78,886,679 and as of the date of this filing, there are 535.6818 shares outstanding. We are not currently offering or proposing to offer any shares for sale to the public. There are no outstanding options or warrants to purchase, or securities convertible into shares and we do not have any equity-based compensation plans. The shares are severely restricted as to resale.

         There have been no cash distributions made to date.

Item 6.  Selected Financial Data
--------------------------------

         The following table summarizes certain of our selected financial data for the year ending December 31, 2005, the period from August 2, 2004 (Inception) through December 31, 2004, and the period from August 2, 2004 (Inception) through December 31, 2005. The information summarized below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Financial Statements and related Notes.

-----------------------------------------------------------------------------------------------------------------
                                                                         August 2, 2004          August 2, 2004
                                                   Year ended          (Inception) through    (Inception) through
                                                December 31, 2005       December 31, 2004       December 31, 2005
-----------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
-----------------------------------------------------------------------------------------------------------------
Revenues (1)                                        $         -            $         -               $         -
-----------------------------------------------------------------------------------------------------------------
Loss from operations                                 (6,734,422)            (8,035,844)              (14,770,266)
-----------------------------------------------------------------------------------------------------------------
Net loss                                             (5,441,637)            (7,965,669)              (13,407,306)
-----------------------------------------------------------------------------------------------------------------
Net loss per share                                       (9,435)               (14,567)                  (24,015)
-----------------------------------------------------------------------------------------------------------------
Number of shares outstanding                           535.6818               536.1818                  535.6818
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $43,453,700            $62,461,036               $43,453,700
-----------------------------------------------------------------------------------------------------------------
Unproved Properties                                  10,513,639                      -                10,513,639
-----------------------------------------------------------------------------------------------------------------
Total assets                                         56,927,432             62,515,643                56,927,432
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                44,671                802,435                    44,671
-----------------------------------------------------------------------------------------------------------------
Total members' capital                               56,882,761             61,713,208                56,882,761
-----------------------------------------------------------------------------------------------------------------
Total liabilities and members' capital              $56,927,432            $62,515,643               $56,927,432
-----------------------------------------------------------------------------------------------------------------

(1)      See Item 7, Operating Revenues

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview of Our Business

         We are a small independent natural gas and oil producer. Our primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. We began our operations by offering our shares in a private offering on August 2, 2004. As a result of such offering, we raised capital of $78.9 million through the sale of 535.6818 shares of LLC membership interests. After the payment of $12.2 million in offering fees, commissions and investment fees to Ridgewood Energy Corporation and broker-dealers, we retained approximately $66.7 million available for investment. Since our inception in August of 2004, we have acquired an interest in six offshore blocks and have participated in the drilling of three wells. As of December 31, 2005 we have one successful well located in the West Cameron 77 block, located offshore Louisiana. Production at this well should begin in the second quarter of 2006 once platform facilities are completed. During 2004 and 2005, we invested in two projects that resulted in dry-holes. In total, $7.9 million of investors' capital has been expended on dry-holes. We have two wells East Breaks 157 and Eugene Island 357 currently drilling and one well, Eugene Island 337 to start drilling during the spring of 2006. Approximately $39.3 million is estimated for the future development of these projects.

         The Manager performs certain duties on our behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. We do not currently, nor is there any plan to, operate any project in which we participate. The Manager enters into operating agreements with third-party outside operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the performance of these duties, the Manager is paid a one-time investment fee for the evaluation of projects on our behalf and an annual management fee for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its duties. (See also Item 1, Business).

         The following review of operations for each of the two periods ended December 31 should be read in conjunction with our financial statements and the notes thereto beginning on page F-1. The financial statements for 2004 reflect results from August 2, 2004 (Inception) through December 31, 2004.

Results of Operations

         During 2005, our first full year of operations, we had a loss from operations of $6,734,422 compared to a loss from operations in 2004 of $8,035,844.

         Operating Revenues

         During the first two years of operations we have not recorded any operating revenues and are considered an exploratory stage enterprise. We anticipate our revenues to begin in the second quarter of 2006 when platform facilities are scheduled to be complete on the West Cameron 77 project and production can begin. Initial flow tests produced 19.2 MMCFE per day. At the Fund's ownership percentage of 14.54% and utilizing the December 2005 average gas price of $13.14 that equates to approximately $1.1 million of estimated revenue per month. Additionally, we have two active exploratory projects, Eugene Island 357 and East Breaks 157, and one project delayed to the spring, Eugene Island 337. See Item 2, Properties for a detailed description of each project.

         Operating and Other Expenses

         Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either natural gas or oil in sufficient quantities to justify completion of the well. In 2005, dry-holes costs were $4,010,588, an increase of $120,568 from the $3,890,020 of dry-hole costs recorded in 2004.

Dry-hole costs for the periods ended December 31 were as follows:

         --------------------------------------------------------------
                                              2005             2004
         --------------------------------------------------------------
         Main Pass 155                     $3,831,354       $        -
         --------------------------------------------------------------
         Vermillion 7/8                       179,234        3,890,020
         --------------------------------------------------------------

         --------------------------------------------------------------
                  Dry-hole Costs           $4,010,588       $3,890,020
         --------------------------------------------------------------


         Lease Operating Expenses.

         Lease operating expenses are the day-to-day costs incurred related to the ongoing operations and maintenance of wells and related facilities. These costs include lease operating expenses, transportation expense, work over expenses, if any, as well as well control insurance and certain other items, as applicable. All properties in which we participate are operated by third parties, with whom we have contractual agreements. Lease operating expenses totaled $248,400 for 2005 and related primarily to the West Cameron 77 lease block. Included in the total is $189,362 of monthly well operating expenses and $59,038 of well control insurance. Even though the West Cameron 77 well is not producing due to delays in the construction of the production platform, the operator is still entitled to its overhead charge related to the operations of the well site.

         Geological costs

            Geological costs as of December 31, 2005 of $200,000 represents one-time costs related to 3-D seismic data gathered by a third party geophysical company on the West Cameron 77 lease block.

         Casualty loss

         In March 2005 while drilling the West Cameron 77#2 well, the operator encountered mechanical problems. The operator was able to successfully shut-in the well and subsequently completed sidetrack operations such that the well was preserved. In accordance with our well control insurance, we filed a claim for the recovery and costs related to the incident. Our share of the cost of drilling totaled $1,383,349 of which $1,235,351 was recovered through insurance proceeds resulting in a net casualty loss of $147,998. The $1,235,351 of insurance proceeds was recorded as a receivable as of December 31, 2005 and was subsequently collected in January 2006.

         General and Administrative Expenses.

General and administrative expenses for the periods ended December 31 were as follows:

         ---------------------------------------------------------------
                                                 2005            2004
         ---------------------------------------------------------------
         Investment fees                     $        -      $3,583,985
         ---------------------------------------------------------------
         Management fees                      1,969,426         481,869
         ---------------------------------------------------------------
         Accounting and legal fees              105,341          33,385
         ---------------------------------------------------------------
         Insurance                               52,669          24,999
         ---------------------------------------------------------------
                                             $2,127,436      $4,124,238
         ---------------------------------------------------------------

         The Manager is paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. Investment fees of $3,583,985 were paid in 2004.

         Management fees are charged to cover those expenses associated with overhead, including payroll and benefits for employees, rent and other administrative costs incurred by the Manager for its on-going management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees were $1,969,426 in 2005 compared to $481,869 for 2004. The increase is a result of twelve months of fees paid in 2005 as compared to only three months in 2004.

         Accounting and legal fees and insurance expenses represent those costs specifically identifiable or allocable to us. The increase in accounting and legal fees is due to the additional review and audit procedures required for SEC reporting requirements as compared to 2004. Insurance expense represents premiums related to the directors and officers liability policy and is allocated by the Manager to the fund based on total capital raised.

Other Income

          Other income, comprised solely of interest income, increased from $70,175 in 2004 to $1,292,785 in 2005 representative of higher interest rates on larger average cash balances in 2005.

Capital Resources and Liquidity

         The primary sources of our cash during the periods from inception through December 31, 2005 included the initial net cash contribution of $66.7 million obtained from our private offering and $1.4 million generated from interest income. Primary cash outflow included funds used for operation, exploration and development expenditures. We had a cash balance of $43.5 million at December 31, 2005 and $62.5 million at December 31, 2004.

The following table reflects inception-to-date actual sources and uses of our cash:

         -------------------------------------------------------------
         Sources and Uses of Cash (In Millions)
         -------------------------------------------------------------
         Initial private placement                              $78.9
         -------------------------------------------------------------
         Fees (1)                                               (12.2)
         -------------------------------------------------------------
         Net                                                     66.7
         -------------------------------------------------------------
         Revenues                                                   -
         -------------------------------------------------------------
         Interest income                                          1.4
         -------------------------------------------------------------
         Total Available Cash                                    68.1
         -------------------------------------------------------------

         -------------------------------------------------------------
         Exploration and development expenditures               (18.6)
         -------------------------------------------------------------
         Management fee                                          (2.5)
         -------------------------------------------------------------
         Expenses (LOE, G&A, etc.)                               (0.7)
         -------------------------------------------------------------
         Net Receivable                                          (1.8)
         -------------------------------------------------------------
         Salvage Fund                                            (1.0)
         -------------------------------------------------------------
           Cash and cash equivalents                             43.5
         -------------------------------------------------------------
         Funds for future project development                   (39.3)
         -------------------------------------------------------------
         Available uninvested capital at December 31, 2005        4.2
         -------------------------------------------------------------

     (1) Includes syndication costs of $8.6 million and one-time investment fee paid to the Manager of $3.6 million.

         In 2005, we expended $3.4 million from operating activities compared to a net operating cash outflow of $3.9 million in 2004. The major component of the cash outflow in 2004 was the one-time investment fee paid of $3.6 million plus various other general and administrative expenses. Operating cash flows for 2005 represents management fees, lease operating expenses and other general and administrative expenses. Also impacting the 2005 operating cash flows is the timing of the collection of insurance proceeds related to the casualty loss on the West Cameron 77 #2 (Mustang) project. The approximate $1.2 million receivable outstanding at December 31, 2005 was subsequently collected in January 2006.

         Net investing cash outflows of $15.7 million in 2005 increased $11.8 million as compared to 2004 due to a significant increase in the amount of capital expended related to exploratory drilling. In 2005 we invested $5.9 million in the West Cameron 77 lease block, expended $4.0 million related to dry-hole properties and invested an additional $3.4 million and $1.2 million in exploratory drilling costs related to the East Breaks 157 projects and Eugene Island 357. We also paid $148,500 as a prospect generation fee for Eugene Island
337. Additionally, we have deposited $1 million from capital contributions into a salvage fund which we estimate to be sufficient to meet our share of the anticipated costs in the dismantling of production facilities, the plugging, and abandonment of wells and the removing of any equipment in accordance with applicable federal and state laws and regulations.

         Cash provided by financing activities in 2005 totaled $0.1 million compared to $70.2 million of cash generated from financing activities of the previous year. In 2004, we generated cash contributions from shareholders of $78.3 million net of syndication costs paid of $8.1 million. In 2005, we collected $0.7 million of subscriptions receivable, returned $0.1 million of shareholders' capital contributions and paid accrued syndication costs of $0.5 million.

         Exploration and Development Expenditures

         The chart below is a summary of our investments detailing the drilling risk and the actual dollars in millions spent on each well. The total spent on producing properties demonstrates the completion and facilities costs in addition to the drilling risk money. The total spent on dry-holes represents the total amount spent on each well and written off.

---------------------------------------------------------------------------------------------------------------------
          Lease Block             Working    Operator      Offshore        Target         Drilling       Total Spent
                                  Interest               Location in        Depth          Risk(b)       12/31/05 (c)
                                                        Gulf of Mexico                 ($ in millions) ($ in millions)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Drilling
---------------------------------------------------------------------------------------------------------------------
West Cameron 77                     14.54%    BHP Billiton    LA             16,400'          $2.6            $5.9
---------------------------------------------------------------------------------------------------------------------
East Breaks 157                     18%       ENI             TX             12,000'          $3.4            $3.4
---------------------------------------------------------------------------------------------------------------------
Eugene Island 357                   17%       Newfield        LA             16,500'          $1.2            $1.2
---------------------------------------------------------------------------------------------------------------------
Dry-holes(a)
---------------------------------------------------------------------------------------------------------------------
Main Pass 155                       30%       Samson          AL             15,500'          $3.8            $3.8
---------------------------------------------------------------------------------------------------------------------
Vermillion 7/8                      26%       Apache    Inland Waters, LA    17,585'          $4.1            $4.1
---------------------------------------------------------------------------------------------------------------------
To Be Drilled
---------------------------------------------------------------------------------------------------------------------
Eugene Island 337                   20%       Devon           LA             12,860'          $3.6            $0.2
---------------------------------------------------------------------------------------------------------------------

     (a) Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or gas reservoirs. See Item 2, Properties.

     (b) Drilling risk represents the potential dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE's.

     (c) Total Spent includes development money, i.e. completion and facilities costs on wells that are deemed commercially productive.

         An affiliate, Ridgewood Energy L Fund, LLC has a 7% working interest in East Breaks 157 which is now drilling.

         An affiliate, Ridgewood Energy O Fund, LLC has an 8% working interest in Eugene Island 357 which is now drilling.

         An affiliate, Ridgewood Energy L Fund, LLC had a 7.5% working interest in Main Pass 155 which has been deemed a dry-hole.

         An affiliate, Ridgewood Energy L Fund, LLC has a 13.33% working interest in Eugene Island 337 which will be drilled in the spring of 2006.

         The table below sets out exploration and development capital expenditures for the periods ending December 31, 2005 and 2004 along with estimated budgeted amounts for future periods:

         ----------------------------------------------------------------------------------------------------
         Expenditure Category                                            Actual                   Budget (1)
         ----------------------------------------------------------------------------------------------------
                                                                2004(2)           2005               2006
         ----------------------------------------------------------------------------------------------------
         Capital
         ----------------------------------------------------------------------------------------------------
         Exploration
         ----------------------------------------------------------------------------------------------------
                  Property Acquisition Costs                 $        -        $1,722,450        $         -
         ----------------------------------------------------------------------------------------------------
                  Exploratory Drilling Costs (3)                      -         8,939,186         39,265,000
         ----------------------------------------------------------------------------------------------------
         Total Exploration                                                     10,661,636         39,265,000
         ----------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------
         Development
         ----------------------------------------------------------------------------------------------------
                  Developmental Drilling Costs                        -                 -
         ----------------------------------------------------------------------------------------------------
         Total Development                                            -                 -
         ----------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------
         Total Capital Expenditures                                   -        10,661,636         39,265,000
         ----------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------
         Dry-hole Costs                                       3,890,020        4,010,588
         ----------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------
         Capital Expenditures for oil and gas properties     $3,890,020       $14,672,224        $39,265,000
         ====================================================================================================

(1) Budget amounts assume that the wells are commercially successful. If any of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.
(2) From Inception - August 2, 2004.
(3) Inclusive of casualty loss related to West Cameron 77 #2 (Mustang).

 Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements as of December 31, 2005 and do not anticipate the use of such arrangements in the future.

Contractual Obligations

         We have no known contractual obligations at December 31, 2005.

Summary of Critical Accounting Policies

         We prepare our financial statements and the accompanying notes in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We identify certain accounting policies as critical, based on, among other things, their impact on the portrayal of our financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because future resolution of such matters is unknown. Management routinely discusses the development, selection and disclosure of each of the critical accounting policies. Following is a discussion of our most critical accounting policies:

         Proved Oil and Gas Reserves

         Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates are made. The changes in present value between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. The process of estimating quantities of natural gas, crude oil and condensate reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for any given reservoir also may change over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Our reserve quantities will be prepared annually by an independent engineering firm.

         Oil and Gas Properties

         We use the successful efforts method of accounting for its oil and gas producing activities. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, such drilling costs are expensed. If commercial quantities of reserves are found, costs remain capitalized. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed. Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

         Depletion and Amortization for Oil and Gas Properties

         Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling projects and development costs. The base used to calculate depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account and will be adjusted each year as additional information becomes available. Depletion and amortization rates are updated quarterly to reflect the addition of capitalized costs, property acquisitions or dispositions, and impairments; reserve additions and revisions are updated annually. The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion and amortization and revisions in such estimates may alter our future expense. Holding all other factors constant, if reserves are revised upward or downward, earnings will increase or decrease, respectively.

         Impairments

         An impairment analysis is performed when events or changes in circumstances occur which indicate that an oil and gas asset's carrying value may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of the asset to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future undiscounted cash flows attributable to the asset or the estimated fair value of the asset.

         Gas Imbalances

         Oil and gas sales are recognized when delivery is made by the operator to the purchaser and title is transferred. The actual volume of gas sold may differ from the volume of gas to which we are entitled. We will account for such gas production imbalances by the entitlements method. Under the entitlements method, we will record as revenues our entitled share of the total gas sold during the period. We will record a receivable from or payable to other working interest owners for the value of any under or overproduction, respectively. We have had no production and therefore no sales.

         Asset Retirement Obligations

         For proved oil and gas properties there are obligations to perform certain removal and remediation when the asset is retired. SFAS 143 requires that we estimate the future cost of this obligation, discount it to its present value, and record a corresponding asset and liability on our balance sheet. The values ultimately derived are based on many significant estimates, including the expected future costs of this obligation, the future date of the required cash payment, and interest and inflation rates. Any revisions to these estimates will result in an adjustment to the carrying value of the capitalized asset and corresponding liability on a prospective basis. As of December 31, 2005, the Fund did not have proved oil and gas properties.

         Authorization for Expenditures

         Authorization for Expenditures (AFE's) represents the operator's estimated budget for the cost of drilling or completing a well. AFE's are supplied to the working interest owners by the operator for review and acceptance before work has begun on a project. At times, operators may require a cash advance for our proportionate share of the AFE before beginning work. As the actual costs are incurred, they are offset against the prepaid AFE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         We do not currently have, or use, any derivative instruments nor does it have any plans to enter into such derivatives. We will generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds, Bankers acceptance notes and government agency securities with maturities of 180 days or less. We do not expect any material loss from cash equivalents and therefore believes that potential interest rate exposure is not material. We have no plan to conduct any international activities and therefore believe we are not subject to foreign currency risk.

         The principal market risk to which we are exposed that may adversely impact our results of operations and financial position is changes in oil and gas prices.

         Our revenue is sensitive to changes in the price received for oil and gas production. Prevailing market prices fluctuate in response to many factors that are outside of our control such as the supply and demand for oil and gas. Availability of alternative fuels as well as seasonal risks such as hurricanes can also impact the supply and demand.

         High oil and gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new wells. The increased cost in daily rig rates could have a negative impact on the return to investors. Any shortage of drilling rigs could delay the employment of capital to such projects and thus delay revenue from operations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     See Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report ("Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         Changes to Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Ridgewood Energy Corporation, our Manager, is controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of the Manager. The officers of the

Manager are also our officers. Our Manager takes all actions necessary to manage our business affairs. We do not have a board of directors nor an audit committee or nominating committee as contemplated by the Sarbanes-Oxley Act of 2002. Instead, the Manager effectively performs the functions that the board of directors or the audit or nominating committee would otherwise perform.

         The Manager has direct and exclusive discretion in management and control of our affairs. The Manager may resign as Manager only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Manager), or (ii) without cause with the consent of a majority in interest of the Investors. The Manager may be removed as manager as provided in our LLC Agreement.

         Ridgewood Energy Corporation was incorporated in October 1982 as a Delaware corporation for the primary purpose of acting as a manager of the business of funds and as a managing general partner of limited partnerships. All of the equity in the Manager is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Manager has also organized affiliated funds as Delaware limited partnerships or Delaware limited liability companies. Ridgewood Energy also manages those affiliated natural gas and oil funds. The business objectives of these other funds are similar to our objectives.

         The Manager is an affiliate of Ridgewood Renewable Power, LLC ("Ridgewood Power"), which organizes and operates Delaware business trusts and limited liability companies that have invested in independent renewable electric power project and other related activities. Other affiliates of the Manager include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the funds sponsored by the Manager and the funds sponsored by Ridgewood Power; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Manager and which is the sponsor of four privately offered venture capital funds; and Ridgewood Power Management, LLC, which operates the power projects owned by the trusts and funds managed by Ridgewood Power. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Our executive officers as well as those of REC, and their ages at December 31, 2005 are as follows:

Name, Age and Position with Registrant                      Officer Since*
--------------------------------------                      --------------

Robert E. Swanson, 58
President and Chief Executive Officer                       1982*

W. Greg Tabor, 45
Executive Vice President and Director of Business           January 2004
Development

Robert L. Gold, 46
Executive Vice President                                    1987

Kathleen P. McSherry, 40
Senior Vice President and Chief Financial Officer           2000

Daniel V. Gulino, 44
Senior Vice President and General Counsel                   2003

Mary Lou Olin, 51
Vice President and Secretary                                1982*

*Each officer has served as an executive officer since its inception.

         Set forth below is the name of, and certain biographical information regarding the executive officers of REC and the Fund.

Robert E. Swanson has served as the President, Chief Executive Officer and sole director of Ridgewood Energy since its inception and sole stockholder of Ridgewood Energy since its inception. Mr. Swanson also serves as Chief Executive Officer of Ridgewood Power Management, LLC ("RPM"), Ridgewood Power, and Ridgewood Capital. Mr. Swanson has been President and registered principal of Ridgewood Securities and has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Greg Tabor has served as the Executive Vice President and Director of Business Development for Ridgewood Energy since January 2004. Mr. Tabor was senior business development manager for El Paso Production Company from December 2001 to December 2003. From April 2000 to December 2001, Mr. Tabor was Vice President, Business Development for Madison Energy Advisors. Mr. Tabor is a graduate of the University of Houston.

Robert L. Gold has served as the Executive Vice President of Ridgewood Energy since 1987. Mr. Gold is also Executive Vice President of Ridgewood Power. Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York bar. He is a graduate of Colgate University and New York University School of Law.

Kathleen P. McSherry has served as the Senior Vice President and Chief Financial Officer of Ridgewood Energy since 2000. Ms. McSherry has been employed by Ridgewood Energy since 1987, first as the Assistant Controller and then as the Controller before being promoted to CFO in 2000. Ms. McSherry also serves as Vice President of Systems and Administration of Ridgewood Power. Ms. McSherry holds a Bachelor of Science degree in Accounting.

Daniel V. Gulino has served as Senior Vice President and General Counsel of Ridgewood Energy since August 2003. Mr. Gulino also serves as Senior Vice President and General Counsel of RPM, Ridgewood Power and Ridgewood Capital and has done so since 2000. Mr. Gulino is a member of the New Jersey State Bar and the Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Mary Lou Olin has served as the Vice President and Secretary of Ridgewood Energy since its inception. Ms. Olin has been a Vice President RPM, and Ridgewood Capital Management, LLC since their inception. Ms. Olin has a Bachelor of Arts degree from Queens College.

         Pursuant to the LLC Agreement, the Manager has appointed our officers to act on our behalf and sign documents on our behalf as authorized by the Manager. Mr. Swanson serves as our Chairman and our other executive officers are identical to those of the Manager, as indicated in the table immediately above.

         The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out our business. Officers act under the supervision and control of the Manager, which is entitled to remove any officer at any time. The Manager expects that most actions taken in our name will be taken by Mr. Swanson and the other principal officers in their capacities as our officers under the direction of the Manager rather than as officers of the Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

         The individuals who are subject to the requirements of Section 16(a) have complied with those reporting requirements during 2005.

         Code of Ethics. In March 2004, a Code of Ethics was adopted for the Manager, Ridgewood Power, Ridgewood Capital and for the funds organized and managed by the Manager and its affiliated entities. The Code of Ethics is applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is being filed as an exhibit to this report. A copy of the Code of Ethics will be provided to any person without charge, upon written request made to Ridgewood Energy M Fund, LLC, 947 Linwood Avenue, Ridgewood, New Jersey 07450 Attn: Daniel V. Gulino.

Audit Committee Financial Expert.

         We have neither a board of directors nor an audit committee as contemplated by the Sarbanes-Oxley Act of 2002 and instead, the Manager effectively performs the functions that the board of directors or the audit committee would otherwise perform. However, the Manager has determined that Kathleen P. McSherry, who serves as our Senior Vice President and Chief Financial Officer and the Chief Financial Officer of the Manager qualifies as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

Item 11.  Executive Compensation
--------------------------------

         Other than the management fee, we do not compensate our officers or those of REC. The Manager, or its affiliates, compensates its officers without any additional payments by us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The following table sets forth information with respect to beneficial ownership of the shares as of December 31, 2005 and 2004 (no person owns more than 5% of the shares) for:

         - Each executive officer (there are no directors)

         - All of the executive officers as a group

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 535.6818 shares outstanding at December 31, 2005 and December 31, 2004. Other than those set forth below, no officer or director owns any of our shares.

                                                               Number of
Name of beneficial owner                                       shares       Percent
------------------------                                       ------       -------
Robert E. Swanson (1), President and Chief Executive Officer      3           *
Executive officers as a group (1)                                 3           *

*Represents less than one percent.
 (1) - Includes shares owned by the spouse of Mr. Swanson.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         In connection with the sale of shares in 2004, Ridgewood Securities Corporation, an affiliate of Ridgewood Energy, the Manager, earned $1,033,423 as a placement agent fee and for commissions. The Manager earned $3,583,985 in 2004 as an investment fee for the services of investigating and evaluating projects for future investment. The Manager was paid $2,791,857 in 2004 to cover legal and syndication fees for the organization, distribution and offering expenses.

         The Manager receives an annual management fee equal to 2.5% of total capital contributions, payable monthly, for general and administrative services supplied to us. For the periods ending December 31, 2005 and 2004, the Fund paid management fees totaling $1,969,426 and $481,869, respectively. Additionally, when distributions are made, the Manager is entitled to a portion of funds distributed to shareholders. The Fund made no distributions in 2004 or 2005.

         The Manager will determine whether available cash from operations, as defined in our LLC Agreement, is to be distributed. Such distributions will be allocated 85% to shareholders and 15% to the Manager.

         Available cash from dispositions, as defined in our LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

         Allocation of profits and losses from the normal course of operations of our wells shall be allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions are allocated 99% to shareholders and 1% to the Manager.

         From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2004 no amounts were outstanding.

         We have co-invested with similar affiliated natural gas and oil funds, which are also managed by our Manager to acquire and develop oil and gas projects. See Item 2, Properties.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         For the year ended December 31, 2005, Perelson Weiner LLP billed us $99,341 for professional services, of which $19,341 related to preparation of our tax returns and $80,000 related to the audit of our financial statements in our Annual Report on Form 10-K and for related services relating to our Registration Statement on Form 10 and our Quarterly Reports on Form 10-Q. From inception through December 31, 2004, Perelson Weiner LLP billed us $39,341 for professional services, of which $19,341 related to the preparation of our tax returns and $20,000 related to the audit of our financial statements as filed with our Registration Statement on Form 10.

         Because we do not have an audit committee in the traditional sense, all services provided to us by Perelson Weiner LLP were approved by the appropriate senior management of the Manager, including, but not limited to the Manager's Chief Executive Office and Chief Financial Officer.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

1.       Financial Statements
Report of Independent Registered Public Accounting Firm                                    F1
Balance sheets at December 31, 2005 and 2004                                               F2
Statements  of  Operations  for the year ended  December  31,  2005, the period  from  August 2, 2004 (Inception) through December 31, 2004
       and the period from August 2, 2004 (Inception) through December 31, 2005            F3
Statements of Changes in Members' Capital for the year ended December 31, 2005, the period from August 2, 2004 (Inception) through December 31, 2004 and
       the period from August 2, 2004 (Inception) through December 31, 2005                F4
Statements of Cash Flows for the year ended December 31, 2005, the period from
       August 2, 2004 (Inception) through December 31, 2004 and the period from
       August 2, 2004 (Inception) through December 31, 2005                                F5
Notes to Financial Statements                                                           F6-10
Supplemental Information About Oil and Gas Producing Activities (Unaudited)               F11
Quarterly Financial Information (Unaudited)                                                30

             Report of Independent Registered Public Accounting Firm


The Shareholders and Manager
Ridgewood Energy M Fund, LLC


We have audited the accompanying balance sheets of Ridgewood Energy M Fund, LLC ("Fund"), an exploratory stage enterprise, as of December 31, 2005 and 2004, and the related statements of operations, changes in members' capital and cash flows for the year ended December 31, 2005, the period August 2, 2004 (inception) through December 31, 2004 and the period August 2, 2004 (inception) through December 31, 2005. These financial statements are the responsibility of the manager of the Fund. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the manager, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005, the period August 2, 2004 (inception) through December 31, 2004 and the period August 2, 2004 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



/s/ Perelson Weiner, LLP
New York, New York
March 3, 2006


                                       F1

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS

                                                                         December 31, 2005     December 31, 2004
                                                                         -----------------     -----------------
                                   ASSETS
Current assets:
         Cash and cash equivalents                                         $ 43,453,700          $ 62,461,036
         Receivable - insurance proceeds (Note 9)                             1,235,351                    --
         Due from operators                                                     686,400                    --
         Due from affiliates (Note 6)                                                --                19,595
         Prepaid expenses                                                        24,730                35,012
                                                                           ------------          ------------
                Total current assets                                         45,400,181            62,515,643
                                                                           ------------          ------------
Salvage fund                                                                  1,013,612                    --
                                                                           ------------          ------------
Oil and gas properties
         Unproved properties                                                 10,513,639                    --
                                                                           ------------          ------------
                Total assets                                               $ 56,927,432          $ 62,515,643
                                                                           ============          ============
                      LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
         Accrued expenses payable                                          $     44,671          $    365,663
          Due to affiliates (Note 6)                                                 --               436,772
                                                                           ------------          ------------
                Total current liabilities                                        44,671               802,435
                                                                           ------------          ------------

Commitment and contingencies (Note 8)

Members' capital:
         Manager:
                Deficit accumulated during the exploratory stage               (542,637)             (155,292)
                                                                           ------------          ------------

         Shareholders:
                Capital contributions (834 shares authorized, 535.6818
                   and 536.1818 issued and outstanding at December 31,
                   2005 and 2004, respectively)                              78,886,679            79,013,679
                Subscriptions receivable                                             --              (680,000)
                Syndication costs                                            (8,596,612)           (8,654,802)
                Deficit accumulated during the exploratory stage             12,864,669)           (7,810,377)
                                                                           ------------          ------------

                            Shareholders' total                              57,425,398            61,868,500
                                                                           ------------          ------------

                Total members' capital                                       56,882,761            61,713,208
                                                                           ------------          ------------

                Total liabilities and members' capital                     $ 56,927,432          $ 62,515,643
                                                                           ============          ============

   The accompanying notes are an integral part of these financial statements.


                                       F2

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                                                          For the period         For the period
                                                                          August 2, 2004         August 2, 2004
                                                  For the year             (Inception)             (Inception)
                                                     ended                   through                 through
                                               December 31, 2005        December 31, 2004       December 31, 2005
                                               -----------------        -----------------      ------------------
Expenses
      Dry-hole costs                             $  4,010,588             $  3,890,020            $  7,900,608
      Investment fees (Note 6)                             --                3,583,985               3,583,985
      Management fees (Note 6)                      1,969,426                  481,869               2,451,295
      Lease operating expenses                        248,400                       --                 248,400
      Geological costs                                200,000                   21,586                 221,586
      Casualty loss                                   147,998                       --                 147,998
      Accounting and legal fees                       105,341                   33,385                 138,726
      Insurance                                        52,669                   24,999                  77,668
                                                 ------------             ------------            ------------

        Total expenses                              6,734,422                8,035,844              14,770,266
                                                 ------------             ------------            ------------

        Loss from operations                       (6,734,422)              (8,035,844)            (14,770,266)
                                                 ------------             ------------            ------------

Other income
      Interest income                               1,292,785                   70,175               1,362,960
                                                 ------------             ------------            ------------

        Net loss                                 $ (5,441,637)            $ (7,965,669)           $(13,407,306)
                                                 ============             ============            ============

        Manager - Net loss                       $   (387,345)            $   (155,292)           $   (542,637)

        Shareholders - Net loss                  $ (5,054,292)            $ (7,810,377)           $(12,864,669)
        Net loss per share                       $     (9,435)            $    (14,567)           $    (24,015)


   The accompanying notes are an integral part of these financial statements.


                                       F3

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                                                         Year ended                       For the period August 2, 2004 (Inception)
                                                     December 31, 2005                           through December 31, 2004
                                            -----------------------------------------   ------------------------------------------
                                              Manager     Shareholders      Total        Manager      Shareholders       Total
                                            ----------    ------------  -------------   ---------     -------------   ------------

Balances, January 1                         $(155,292)   $ 61,868,500    $ 61,713,208   $      --     $         --    $         --
Shareholders' capital contributions -
     536.1818 shares                                                                           --       79,013,679      79,013,679
Subscription receivable                            --              --              --                     (680,000)       (680,000)
Syndication costs                                  --              --              --          --       (8,654,802)     (8,654,802)
Return of shareholders' capital
    contribution - 0.500 share                     --        (127,000)       (127,000)         --               --              --
Collection of subscription receivable              --         680,000         680,000          --               --              --
Syndication costs recovered                        --          58,190          58,190          --               --              --
Deficit accumulated during the
    exploratory stage                        (387,345)     (5,054,292)     (5,441,637)   (155,292)      (7,810,377)     (7,965,669)
                                            ---------     -----------    ------------   ---------     ------------    ------------
Balances, December 31                       $(542,637)    $ 57,425,398   $ 56,882,761   $(155,292)    $ 61,868,500    $ 61,713,208
                                            =========     ============   ============   =========     ============    ============


                                                      For the period August 2, 2004 (Inception)
                                                              through December 31, 2005
                                                      ------------------------------------------
                                                       Manager      Shareholders        Total
                                                      ---------     -------------   ------------
Balances, August 2, 2004 (Inception)                 $      --     $         --   $         --

Shareholders' capital contribution -
     536.1818 shares                                        --       79,013,679     79,013,679
Return of shareholders' capital
     contribution - 0.500 share                             --         (127,000)      (127,000)
Syndication costs (included offering fee
   of $2,791,857 paid to the Manager and
   selling commissions and placement fees
   of $236,000 and $797,423, respectively,
   paid to Ridgewood Securities Corp.)                      --       (8,596,612)    (8,596,612)
Deficit accumulated during the
   exploratory stage                                  (542,637)     (12,864,669)   (13,407,306)
                                                     ---------     ------------   ------------

Balances, December 31, 2005                          $(542,637)    $ 57,425,398   $ 56,882,761
                                                     =========     ============   ============


   The accompanying notes are an integral part of these financial statements.


                                       F4

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                          For the period       For the period
                                                                                          August 2, 2004       August 2, 2004
                                                                     For the year           (Inception)          (Inception)
                                                                        ended                 through              through
                                                                  December 31, 2005      December 31, 2004    December 31, 2005
                                                                 ------------------      -----------------    -----------------
Cash flows from operating activities
   Net loss                                                         $  (5,441,637)          $ (7,965,669)        $(13,407,306)
   Adjustments to reconcile net loss to net cash
      used in operating activities
          Dry-hole costs                                                4,010,588              3,890,020            7,900,608
          Casualty loss on oil and gas properties                         147,998                     --              147,998
          Interest collected on salvage fund                              (13,612)                    --              (13,612)
          Changes in assets and liabilities
              Increase in receivable - insurance proceeds              (1,235,351)                    --           (1,235,351)
              Increase in due from operators                             (686,400)                    --             (686,400)
              Decrease (increase) in due from affiliate                    19,595                (19,595)                  --
              Decrease (increase) in prepaid expenses                      10,282                (35,012)             (24,730)
              Increase in accrued expenses payable                         22,949                 23,341               46,290
              (Decrease) increase in due to affiliate                    (220,496)               218,876               (1,620)
                                                                    -------------           ------------         ------------

              Net cash used in operating activities                    (3,386,084)            (3,888,039)          (7,274,123)
                                                                    -------------           ------------         ------------

Cash flows from investing activities
   Capital expenditures for oil and gas properties                    (14,672,224)            (3,890,020)         (18,562,244)
   Funding of salvage fund                                             (1,000,000)                    --           (1,000,000)
                                                                    -------------           ------------         ------------

     Net cash used in investing activities                            (15,672,224)            (3,890,020)         (19,562,244)
                                                                    -------------           ------------         ------------

Cash flows from financing activities
   Contributions from shareholders, net of subscription
       receivable                                                              --             78,333,679           78,333,679
   Syndication costs                                                     (560,218)            (8,094,584)          (8,654,802)
   Return of shareholder's capital contribution                          (127,000)                    --             (127,000)
   Collection of subscription receivable                                  680,000                     --              680,000
   Syndication costs recovered                                             58,190                     --               58,190
                                                                    -------------           ------------         ------------

     Net cash provided by financing activities                             50,972             70,239,095           70,290,067
                                                                    -------------           ------------         ------------

             Net (decrease) increase in cash and cash equivalents     (19,007,336)            62,461,036           43,453,700

             Cash and cash equivalents, beginning of period            62,461,036                     --                   --
                                                                    -------------           ------------         ------------

             Cash and cash equivalents, end of period               $  43,453,700           $ 62,461,036         $ 43,453,700
                                                                    -------------           ------------         ------------


   The accompanying notes are an integral part of these financial statements.


                                       F5

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                      NOTES TO AUDITED FINANCIAL STATEMENTS

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

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required. (Notes 2, 5 and 6)

2. Summary of Significant Accounting Policies

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances, and environmental liabilities. Actual results may differ from those estimates.

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title is transferred, i.e., production has been delivered to a pipeline or transport vehicle. The Fund has not earned revenue for the periods ended December 31, 2005 and 2004.


                                       F6

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas the Fund is entitled to. The Fund will account for such gas imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. For the periods ended December 31, 2005 and December 31, 2004, there were no gas-balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For proved oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. As of December 31, 2005 and 2004, the Fund did not have proved oil and gas properties.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances occur which indicate that an oil and gas asset's carrying value may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of the asset to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairment was recorded during 2005 or 2004.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves are used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of December 31, 2005 and 2004 the Fund did not have proved oil and gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of December 31, 2005, bank balances inclusive of the salvage fund exceeded federally insured limits by approximately $43.3 million. The Fund maintains bank deposits with high quality financial institutions to mitigate such risk.

     Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.


                                       F7

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. The reclassification had no impact on the loss from operations, net loss, Manager - net loss or shareholders - net loss for the year ended December 31, 2005 and the period August 2, 2004 (inception) through December 31, 2004.

3.  Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The application of FIN 47 did not have an impact on the Fund's financial position or results of operations.

In April 2005, the FASB issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." The Fund adopted FAS 19-1 during the third quarter of 2005 (Note 4). Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are determined to be not proved. Dry-hole costs were $4,010,588 and $3,890,020 for the year ended December 31, 2005 and the period from August 2, 2004 (inception) to December 31, 2004, respectively.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Fund adopted the disclosure provisions of FIN 46 effective August 2, 2004, with no impact to the financial statements. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund implemented the full provisions of FIN 46R effective August 2, 2004, with no impact on the financial statements.

4.    Unproved Properties - Capitalized Exploratory Well Costs

The following table reflects the net changes in capitalized exploratory well costs for the year ended December 31, 2005. As of December 31, 2004, the Fund has no capitalized exploratory well costs.

                                                      Eugene        East       WC 77 #2      Eugene
                                                    Island 357   Breaks 157  Mustang (a)   Island 337       Total
                                                    ----------   ----------  -----------   ----------       -----
Balance - January 1, 2005                           $       --   $       --  $       --      $     --   $        --

Additions to capitalized exploratory well costs
  pending the determination of proved reserves       1,231,104    3,396,560   5,737,475       148,500    10,513,639
                                                   ------------------------------------------------------------------

Balance - December 31, 2005                         $1,231,104   $3,396,560  $5,737,475      $148,500   $10,513,639
                                                   ------------------------------------------------------------------

(a) Capitalized exploratory well costs net of casualty loss (Note 9).

As of December 31, 2005, the Fund has no capitalized exploratory well costs greater than a year.


                                       F8

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Operating Agreement, is to be distributed. Such distribution will be allocated 85% to the shareholders and 15% to the Manager.

Available Cash from Dispositions, as defined in the Fund's Operating Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund.

6. Transactions with Manager

The Manager is paid an investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For 2004, investment fees were $3,583,985 of which $218,876 was included in due to affiliates as of December 31, 2004.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the periods ended December 31, 2005 and 2004, a management fee of $1,969,426 and $481,869, respectively, was incurred and paid.

The Manager is paid an offering fee which approximates 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2). For 2004, the Manager was paid an offering fee of $2,791,857, of which $169,086 was included in due to affiliates and paid in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2004, $19,595 was due from the Manager.

In 2004, Ridgewood Securities Corp., a registered broker dealer affiliated with the Manager, was paid selling commissions and placement fees of $236,000 and $797,423, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of December 31, 2004, $48,810 was included in due to affiliates and paid in 2005.

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

7.  Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the carrying value of cash and cash equivalents, receivable-insurance proceeds, due to/from operators, due to/from affiliates, salvage fund and accrued expenses payable approximate fair value. Cash and cash equivalents principally consist of money market funds.

8. Commitments and Contingencies

     Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2005 and 2004, there were no known environmental issues that required the Fund to record a liability.


                                       F9

     Salvage Fund

Pursuant to the Fund's Operating Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal from the salvage fund.

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

9.  Casualty Loss

         During March 2005 while drilling the West Cameron Block 77 No 2 well, the operator encountered mechanical problems. The operator was able to successfully shut-in the well and subsequently completed sidetrack operations such that the well was preserved. In accordance with the Fund's control of well insurance, the Fund filed a claim for the recovery of costs related to the incident. The Fund's share of the cost of drilling totaled $1,383,349 of which $1,235,351 was recovered through insurance proceeds, resulting in a net casualty loss of $147,998. The $1,235,351 of insurance proceeds was recorded as a receivable as of December 31, 2005 and was subsequently collected in January 2006.





                                      F10

Supplemental Information About Oil and Gas Producing Activities (Unaudited)
---------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," this section provides supplemental information on oil and gas exploration and producing activities of the Fund. Tables I thru III provide historical cost information pertaining to capitalized costs and costs incurred in exploration, property acquisitions and development. As of December 31, 2005 and 2004, the Fund does not have any proved reserves to warrant additional disclosure.

The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico.


Table I - Capitalized Costs Related to Oil and Gas Exploration and Producing Activities

                                         December 31, 2005     December 31, 2004
                                         -----------------     -----------------

Leasehold acquisition costs                  $ 1,722,450          $         --
Exploratory drilling costs                     8,791,189                    --
                                             -----------          ------------

Unproved oil and gas properties              $10,513,639          $         --
                                             ===========          ============

Table II - Costs Incurred in Exploration, Property Acquisitions and Development

                                                               For the period
                                                               August 2, 2004
                                         Year ended          (Inception) through
                                      December 31, 2005       December 31, 2004
                                      -----------------      ------------------

Leasehold acquisition costs             $ 1,722,450             $        --
Exploratory drilling costs                8,791,189                      --
Dry hole costs                            4,010,588               3,890,020
Lease operating expenses                    248,400                      --
Geological costs                            200,000                  21,586
                                        -----------             -----------

                                        $14,972,627             $ 3,911,606
                                        ===========             ===========

Table III - Results of Operations for Oil and Gas Producing
Activities

                                                                                          For the period
                                                                                          August 2, 2004
                                                                    Year ended          (Inception) through
                                                                 December 31, 2005       December 31, 2004
                                                                 -----------------      -------------------
Dry hole costs                                                    $ 4,010,588               $ 3,890,020
Lease operating expenses                                              248,400                        --
Geological costs                                                      200,000                    21,586
                                                                  -----------               -----------
   Total expenses                                                   4,458,988                 3,911,606
                                                                  -----------               -----------
Results of Operations for Oil and Gas Producing Activities        $(4,458,988)              $(3,911,606)
                                                                  ===========               ===========





                                      F11

         Selected Quarterly Financial Data for the year ended December 31, 2005 and the period from August 2, 2004 (inception) through December 31, 2004 (unaudited).

---------------------------------------------------------------------------------------------------
                                                             2005
---------------------------------------------------------------------------------------------------
                              First Quarter     Second Quarter      Third Quarter    Fourth Quarter
---------------------------------------------------------------------------------------------------
Revenues                                 --                 --                 --                --
---------------------------------------------------------------------------------------------------
Loss from operations               (548,196)        (4,570,505)           (680,038)        (935,683)
---------------------------------------------------------------------------------------------------
Net loss                           (379,162)        (4,207,720)           (311,990)        (542,765)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                             2004
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Revenues                                 --                 --                 --                --
---------------------------------------------------------------------------------------------------
Loss from operations                     --                 --           (925,137)       (7,110,707)
---------------------------------------------------------------------------------------------------
Net loss                                 --                 --           (924,572)       (7,041,097)
---------------------------------------------------------------------------------------------------

         The significant losses in Q4 2004 were related to dry-hole costs for wells drilled in 2004.
         The losses in Q2 2005 were related to dry-hole costs for wells drilled in 2005.

                                    Exhibits

         Exhibit No.       Description
         -----------       -----------

         3(i)(A) Articles of Formation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form 10-12 G/A filed with the Commission on September 2, 2005.)

         3(i)(B) Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.1 Registrant's Confidential Private Offering Memorandum (incorporated by reference to Exhibit 10.1A of Registrant's Registration Statement on form 10-12G/A filed with the Commission on September 2, 2005.)

         10.2 Offshore Operating Agreement between Apache Corporation and Ridgewood Energy Corporation as Manager of the Registrant for the Vermilion 7 project (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.3 Offshore Operating Agreement between BHP Billiton and Ridgewood Energy Corporation as Manager of the Registrant for the West Cameron 77 Mustang project (incorporated by reference to Exhibit 10.3of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.4 Offshore Operating Agreement between Samson Offshore Company and Ridgewood Energy Corporation as Manager of the Registrant for the James Lime project (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         14*               Code of Ethics adopted by the Manager in March 2004.

         31.1* Certification of Robert E. Swanson, Chief Executive Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a).

         31.2* Certification of Kathleen P. McSherry, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

         32* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Registrant and Kathleen P. McSherry, Chief Financial Officer of the Registrant.


-----------------
* Filed herewith


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2006.




                           RIDGEWOOD ENERGY M FUND, LLC


                           By: /s/ Robert E. Swanson
                              -----------------------------
                                   Robert E. Swanson
                                   Chief Executive Officer

                           By: /s/ Kathleen P. McSherry
                              -----------------------------
                                   Kathleen P. McSherry
                                   Senior Vice President and
                                   Chief Financial Officer