Form 10-Q
period 2006-03-31
Ridgewood Energy M Fund LLC
filed 2006-05-15
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one) :

  Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of May 15, 2006 there were 535.6818 shares of membership interest of the registrant outstanding.

                                Table of Contents

                                                                                                                 Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:
     Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 ....................................... 3
     Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited) ..................... 4
     Statements of Changes in Members' Capital for the three months ended March 31, 2006 and 2005 (unaudited) .... 5
     Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (unaudited) ........... 6
     Notes to Unaudited Financial Statements ..................................................................... 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....................12
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................................14
Item 4. Controls and Procedures ..................................................................................14

Part II - OTHER INFORMATION

Item 6. Exhibits .................................................................................................15
SIGNATURES .......................................................................................................16

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS

                                                               March 31, 2006          December 31, 2005
                                                            ---------------------     ---------------------
                         ASSETS                                   (Unaudited)
Current assets:
        Cash and cash equivalents                                 $ 28,761,870            $ 43,453,700
        Short-term investment in marketable securities              15,096,445                      --
        Receivable - insurance proceeds (Note 10)                           --               1,235,351
        Due from operators                                                  --                 686,400
        Prepaid expenses                                                14,134                  24,730
                                                                  ------------            ------------
               Total current assets                                 43,872,449              45,400,181

Salvage fund (Note 5)                                                1,018,811               1,013,612

Oil and gas properties
        Unproved properties                                          7,704,118              10,513,639
                                                                  ------------            ------------
               Total assets                                       $ 52,595,378            $ 56,927,432
                                                                  ============            ============

                  LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
        Due to operator                                           $    668,528            $         --
        Accrued expenses payable                                       113,728                  44,671
        Due to affiliates (Note 7)                                       4,195                      --
                                                                  ------------            ------------

               Total current liabilities                               786,451                  44,671
                                                                  ------------            ------------

Commitment and contingencies (Note 9)

Members' capital:
        Manager:
               Deficit accumulated during the exploratory stage       (673,148)               (542,637)
               Accumulated other comprehensive income                      968                      --
                                                                  ------------            ------------
                  Manager's total                                     (672,180)               (542,637)

        Shareholders:
               Capital contributions (834 shares authorized;
                   535.6818 issued and outstanding)                 78,886,679              78,886,679
               Syndication costs                                    (8,596,612)             (8,596,612)
               Deficit accumulated during the exploratory stage    (17,904,819)            (12,864,669)
               Accumulated other comprehensive income                   95,859                      --
                                                                  ------------            ------------
                  Shareholders' total                               52,481,107              57,425,398
                                                                  ------------            ------------
               Total members' capital                               51,808,927              56,882,761
                                                                  ------------            ------------
               Total liabilities and members' capital             $ 52,595,378            $ 56,927,432
                                                                  ============            ============

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               For the period
                                                                                               August 2, 2004
                                                        Three months ended March 31,             (Inception)
                                                      --------------------------------             through
                                                          2006                2005             March 31, 2006
                                                      ------------        ------------        -----------------
Expenses
     Dry hole costs                                   $  4,931,231        $         --          $ 12,831,839
     Investment fees (Note 7)                                   --                  --             3,583,985
     Management fees (Note 7)                              493,044             502,429             2,946,564
     Lease operating expenses                               22,570              24,695               270,970
     Geological costs                                           --                  --               221,586
     Accounting fees                                        35,000               8,250               173,682
     Casualty loss                                              --                  --               147,998
     Insurance                                              10,597              12,780                86,040
     Other general and administrative expenses               1,678                  42                 1,722
                                                      ------------        ------------          ------------
        Total expenses                                   5,494,120             548,196            20,264,386
                                                      ------------        ------------          ------------
        Loss from operations                            (5,494,120)           (548,196)          (20,264,386)
                                                      ------------        ------------          ------------
Other income
     Interest income                                       323,460             169,034             1,686,420
                                                      ------------        ------------          ------------
        Net loss                                        (5,170,660)           (379,162)          (18,577,966)

Other comprehensive income
     Unrealized gain on marketable securities               96,827                  --                96,827
                                                      ------------        ------------          ------------

        Total comprehensive loss                      $ (5,073,833)       $   (379,162)         $(18,481,139)
                                                      ============        ============          ============

        Manager - Net loss                            $   (130,510)       $    (80,539)         $   (674,048)

        Shareholders - Net loss                       $ (5,040,150)       $   (298,623)         $(17,903,918)
        Net loss per share                            $     (9,409)       $       (557)         $    (33,423)

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
                                   (Unaudited)

                                                  Three months ended                                 Three months ended
                                                    March 31, 2006                                     March 31, 2005
                                     --------------------------------------------    ---------------------------------------------
                                       Manager        Shareholders       Total         Manager        Shareholders       Total
                                     ------------    --------------  ------------    ------------    --------------  -------------
Balances, January 1                  $   (542,637)   $ 57,425,398    $ 56,882,761    $   (155,292)   $ 61,868,500    $ 61,713,208
Return of shareholders' capital
 contribution - 0.500 share                    --              --              --              --        (127,000)       (127,000)
Collection of subscription
 receivable                                    --              --              --              --         680,000         680,000
Syndication costs recovered                    --              --              --              --          58,190          58,190
Deficit accumulated during the
 exploratory stage                       (130,511)     (5,040,150)     (5,170,661)        (80,539)       (298,623)       (379,162)
Accumulated other comprehensive
 income                                       968          95,859          96,827              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances, March 31                   $   (672,180)   $ 52,481,107    $ 51,808,927    $   (235,831)   $ 62,181,067    $ 61,945,236
                                     ============    ============    ============    ============    ============    ============


                                               For the period August 2, 2004 (Inception)
                                                        through March 31, 2006
                                              --------------------------------------------
                                                Manager        Shareholders       Total
                                              ------------    --------------  ------------
Balances, August 2, 2004 (Inception)          $         --    $         --    $         --

Shareholders' capital contribution -
 535.6818 shares                                        --      79,013,679      79,013,679
Return of shareholders' capital
 contribution - 0.500 share                             --        (127,000)       (127,000)
Syndication costs (included offering fee of
 $2,791,857 paid to the Manager and
 selling commissions and placement fees of
 $236,000 and $797,423, respectively,                   --      (8,596,612)     (8,596,612)
 paid to Ridgewood Securities Corp.)
Deficit accumulated during the
 exploratory stage                                (673,148)    (17,904,819)    (18,577,967)
Accumulated other comprehensive income                 968          95,859          96,827
                                              ------------    ------------    ------------

Balances, March 31, 2006                      $   (672,180)   $ 52,481,107    $ 51,808,927
                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the period
                                                                                                         August 2, 2004
                                                                        Three months     Three months      (Inception)
                                                                            ended            ended           through
                                                                       March 31, 2006   March 31, 2005    March 31, 2006
                                                                       --------------   --------------   ---------------
Cash flows from operating activities
     Net loss                                                          $ (5,170,660)    $   (379,162)   $(18,577,966)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
        Dry hole costs                                                    4,931,231               --      12,831,839
        Casualty loss on oil and gas properties                                  --               --         147,998
        Interest collected on salvage fund                                   (5,199)              --         (18,811)
        Changes in assets and liabilities
           Decrease in receivable - insurance proceeds                    1,235,351               --              --
           Decrease in due from operators                                   686,400               --              --
           Decrease (increase) in prepaid expenses                           10,597           15,005         (14,133)
           Decrease in due to operator                                       15,902            6,105          15,902
           (Decrease) increase in accrued expenses payable                   69,057           (9,471)        115,347
           Increase (decrease) in due to affiliate                            4,195         (215,496)          2,575
                                                                       ------------     ------------    ------------

           Net cash provided by (used) in operating activities            1,776,874         (583,019)     (5,497,249)
                                                                       ------------     ------------    ------------

Cash flows from investing activities
     Capital expenditures for oil and gas properties                     (1,469,086)        (934,689)    (20,031,330)
     Funding of salvage fund                                                     --               --      (1,000,000)
     Investment in marketable securities                                (14,999,618)              --     (14,999,618)
                                                                       ------------     ------------    ------------

        Net cash used in investing activities                           (16,468,704)        (934,689)    (36,030,948)
                                                                       ------------     ------------    ------------

Cash flows from financing activities
     Contributions from shareholders, net of subscription receivable             --               --      78,333,679
     Syndication costs                                                           --         (560,218)     (8,654,802)
     Return of shareholder's capital contribution                                --         (127,000)       (127,000)
     Collection of subscription receivable                                       --          680,000         680,000
     Syndication costs recovered                                                 --           58,190          58,190
                                                                       ------------     ------------    ------------

        Net cash provided by financing activities                                --           50,972      70,290,067
                                                                       ------------     ------------    ------------

           Net (decrease) increase in cash and cash equivalents         (14,691,830)      (1,466,736)     28,761,870

           Cash and cash equivalents, beginning of period                43,453,700       62,461,036              --
                                                                       ------------     ------------    ------------

           Cash and cash equivalents, end of period                    $ 28,761,870     $ 60,994,300    $ 28,761,870
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

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and gas exploration activities. To date, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment, facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required. (Notes 2, 6 and 7)

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2005 included in the Fund's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances, and environmental liabilities. Actual results may differ from those estimates.

      Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed. Costs to develop proved reserves, including the cost of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed as impaired. It is not the Manager's intention to sell any of the Fund's property interests.

Capitalized costs of producing oil and gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

  Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title is transferred, i.e., production has been delivered to a pipeline or transport vehicle. The Fund has not earned revenue for the three months ended March 31, 2006 and 2005.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas the Fund is entitled to. The Fund will account for such gas imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. For the periods ended March 31, 2006 and December 31, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For proved oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. As of March 31, 2006 and December 31, 2005, the Fund did not have proved oil and gas properties.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that an oil and gas asset's carrying value may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of the asset to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairment was recorded during 2006 or 2005 except for the wells recorded as dry hole costs. In 2006, East Breaks 157 and Eugene Island 357 was deemed a dry hole and the cost of the wells were written off.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves are used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2006 and December 31, 2005, the Fund did not have proved oil and gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual members.

    Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. As of March 31, 2006, bank balances exceeded federally insured limits by approximately $28.6 million. The Fund maintains bank deposits with high quality financial institutions to mitigate such risk.

     Short-term investments

Investments, consisting solely of US Treasury Bills, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that debt and equity securities be classified as either trading, available-for-sale or held-to-maturity. Securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in members' capital as a component of accumulated other comprehensive income (loss) until realized. Securities classified as held-to-maturity are recorded at cost. The cost of securities sold is based on the specific identification method (Note 5).

     Comprehensive income

The Fund follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." FAS 130 governs the financial statement presentation of changes in members' capital resulting from non-owner sources. Accumulated other comprehensive income (loss) as reported in the accompanying balance sheet represents unrealized gain (loss) on available-for-sale securities.

      Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

3.  Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The application of FIN 47 did not have an impact on the Fund's financial position or results of operations.

In April 2005, the FASB issued FASB Staff Position (FSP) 19-1, "Accounting for Suspended Well Costs." The Fund adopted FSP 19-1 during the second quarter of 2005 (Note 4). Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are determined to be not proved. Dry-hole costs were $4,931,231 and none for the three months ended March 31, 2006 and 2005, respectively.

In the first quarter of 2006, the Fund adopted SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Fund's financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No.46(R)", that will become effective beginning in the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Fund's financial statements.

4.    Unproved Properties - Capitalized Exploratory Well Costs

The following tables reflect the net changes in capitalized exploratory well costs for the periods ended March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, the Fund has no capitalized exploratory well costs greater than a year since the drilling phase has ended.

                                                      Eugene          East          Eugene       WC 77 #2
                                                     Island 357     Breaks 157     Island 337     Mustang        Total
                                                     ----------     ----------     ----------     -------        -----
Balance - January 1, 2006                           $ 1,231,104    $ 3,396,560    $   148,500   $ 5,737,475    $10,513,639


Additions to capitalized drilling costs
 pending the determination of proved reserves                --             --         51,996     1,766,147      1,818,143

Capitalized exploratory drilling costs
 charged  to dry hole costs                          (1,231,104)    (3,396,560)                          --     (4,627,664)
                                                    -----------    -----------    -----------   -----------    -----------

Balance - March 31, 2006                            $        --    $        --    $   200,496   $ 7,503,622    $ 7,704,118
                                                    ===========    ===========    ===========   ===========    ===========

                                                      Eugene          East          Eugene        WC 77 #2
                                                     Island 357     Breaks 157     Island 337     Mustang         Total
                                                     ----------     ----------     ----------     -------         -----

Balance - January 1, 2005                           $        --    $        --    $        --   $        --    $        --

Additions to capitalized exploratory well
costs pending the determination of proved
reserves                                              1,231,104      3,396,560        148,500     5,737,475     10,513,639
Reclassifications to proved properties based
on the determination of proved reserves                      --             --             --            --
                                                    -----------    -----------    -----------   -----------    -----------

Balance - December 31, 2005                         $ 1,231,104    $ 3,396,560    $   148,500   $ 5,737,475    $10,513,639
                                                    ===========    ===========    ===========   ===========    ===========


5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments in marketable securities at March 31, 2006 are as follows:

                                                 Net
                                              Unrealized
                                   Cost          Gain         Fair Value
                                ----------   --------------   -----------
Available-for-sale
     U.S. Treasury Bills       $14,999,618    $  96,827       $15,096,445

Held-to-Maturity
     U.S. Treasury Bills       $ 1,015,179    $   5,067       $ 1,020,246

Available-for-sale securities are carried in the financial statements at fair value. Unrealized holding gains on available-for-sale securities of $96,827 for the three months ended March 31, 2006 have been included in other comprehensive income. A significant portion of the salvage fund is invested in short-term marketable securities, the balance of $3,632 was invested in cash and cash equivalents. Held-to-maturity securities are carried in the financial statements at cost. U.S. Treasury Bills mature in August 2006.

6. Distributions

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

7. Transactions with Manager

The Manager is paid an investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. In 2004, the Manager was paid investment fees totaling $3,583,985.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the three months ended March 31, 2006 and 2005, a management fee of $493,044 and $502,429, respectively, was incurred and paid.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006, $4,195 was due to the Manager.

In 2004, the Manager was paid an offering fee, of $2,791,857 which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note
2).

In 2004, Ridgewood Securities Corp., a registered broker dealer affiliated with the Manager, was paid selling commissions and placement fees of $236,000 and $797,423, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2).

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

8.  Fair Value of Financial Instruments

As of March 31, 2006 and December 31, 2005, the carrying values of cash and cash equivalents, receivable-insurance proceeds, due to/from operators, salvage fund and accrued expenses payable approximate fair values. Cash and cash equivalents principally consist of money market funds.

9. Commitment and Contingencies

   Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that noncompliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental issues that required the Fund to record a liability.

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

10.  Casualty Loss

During March 2005 while drilling the West Cameron Block 77 No 2 well, the operator encountered mechanical problems. The operator was able to successfully shut-in the well and subsequently completed sidetrack operations such that the well was preserved. In accordance with the Fund's control of well insurance, the Fund filed a claim for the recovery of costs related to the incident. The Fund's share of the cost of drilling totaled $1,383,349 of which $1,235,351 was recovered through insurance proceeds, resulting in a net casualty loss of $147,998 in December 2005. The $1,235,351 of insurance proceeds was recorded as a receivable as of December 31, 2005 and was collected in January 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Financial Statements" in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund's critical accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the Form 10-K.

Overview

The Fund commenced active operations on September 7, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling
536.1818 shares for $79,013,679. In March 2005, the number of shares was reduced to 535.6818 for non-payment of 0.5 shares by one investor. The Fund's primary business is obtaining economic interest in the exploration and development of natural gas and oil projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

As of March 31, 2006 we owned working interests in seven offshore blocks and have participated in five projects, drilling five wells, of which one (West Cameron 77 #2) has found commercial quantities of oil and gas reserves. The West Cameron 77 #2 project started marketing gas on May 5, 2006 at an initial rate of 20 MMCFD through Energy Upgrade Inc. The well is still too early to predict future production levels. There are two remaining projects to be drilled, one of which has been delayed since Hurricane Katrina.

For the three months ended March 31, 2006 we had an operating loss of $5,170,660. During March 2006 we received notice that the East Breaks 157 and Eugene Island 357 projects did not contain commercially productive reserves and the decision was made to plug and abandon the wells. Costs incurred of $4,931,231 have been reflected in the attached statement of operations as dry-hole costs for these two projects. Management fees of $493,044 million, lease operating expenses related to the West Cameron 77 #2 project of $22,570 and general and administrative costs of $47,275comprised the remainder of the Fund's quarterly expenses.

For the three months ended March 31, 2005 the Fund's primary activities were oil and gas exploration. The operating loss of $548,196 for the three months ended March 31, 2005 was comprised primarily of management fees totaling $502,429, lease operating expenses of $24,695 and general and administrative costs of $21,072. There were no dry-hole costs for the three months ended March 31, 2005.

Other Income

Other income comprised solely of interest income was $323,460 and $169,034 for the three months ended March 31, 2006 and 2005, respectively. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less. Higher interest rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 accounted for the increased interest income.

Other Comprehensive Income

Other comprehensive income, comprised solely of unrealized gains on short-term investments, was $96,827 for the three months ended March 31, 2006 and represents unrealized gains on short-term treasury bills scheduled to mature in August 2006.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $14.7 million during the first three months of 2006 from $43.5 million at December 31, 2005 to $28.8 million at March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2006 of $1.7 million was favorably impacted by the collection of $1.9 million of receivables related to West Cameron 77 #2 project, $1.2 million of insurance proceeds and $0.7million due from the operator.

In February 2006, we invested $15.0 million of available capital in six month U.S. Treasury Bills due to mature in August 2006. We invested an additional $1.4 million in oil and gas properties primarily related to the construction of the production platform for West Cameron 77 #2 project which is expected to begin production in May 2006.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made through March 31, 2006.

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

Wells drilled may not have commercially productive natural gas reservoirs. In such an event, the Fund's revenue, future results of operations and financial condition would be adversely impacted.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2006, such estimated capital expenditures to be spent total $20.96 million, all of which is expected to be paid within the following 12 months. The $20.96 million will be paid out of the unspent capital contribution.

The table below sets out exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

  Estimated Capital Expenditures
  As of March 31, 2006                  Total Project     Spent through              To be Spent
                                            Costs        March 31, 2006     Next 12 months    Years 2-3
  Projects
     Eugene Island 337 (i)(iii)         $ 6,960,000      $   200,494        $ 6,759,506                0
     West Cameron 77#2 (ii)              13,080,000        7,042,085            947,915        5,090,000
     Eugene Island 364 (i.)              13,250,000                0         13,250,000                0

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
     ii) Assumes well #2 is drilled. After well #1 produces for six months we will make a decision on well #2.
     iii) The Fund gave an oral commitment to participate in the drilling of Eugene Island 364 during the second quarter of 2006.


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

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2005 ("Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in the Fund's internal control over financial reporting during the Fund's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.       Other Information


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


                          RIDGEWOOD ENERGY M FUND, LLC

                          By: /s/ Robert E. Swanson
                              ---------------------
Dated:  May 15, 2006          Robert E. Swanson
                              President and Chief Executive Officer
                              (principal executive officer)


                          By: /s/ Kathleen P. McSherry
                              ------------------------
Dated:  May 15, 2006          Kathleen P. McSherry
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

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