Form 10-K/A
period 2005-12-31
Ridgewood Energy M Fund LLC
filed 2007-03-28
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                          Commission File No. 000-51268


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

                                 (302) 888-7444
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                        Shares of LLC Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes |_| No |X|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    |X|

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

 Large accelerated filer |_|   Accelerated filer   |_| Non-accelerated filer |X|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 28, 2007 was approximately $78.9 million and as of that date there are 535.6818 shares outstanding.

Explanatory Paragraph

This Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to the Ridgewood Energy M Fund, LLC (the "Fund") Form 10-K (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on March 14, 2006, is a result of the restatement of our financial statements as of and for the year ended December 31, 2005, and for the period August 2, 2004 (Inception) through December 31, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassification of advances to operators for working interest and expenditures account from unproved properties, (2) misclassifications of unproved and proved properties, and insurance expense, (3) erroneous calculation of casualty loss, (4) accruals for dry-hole costs and property, and (5) recording of asset retirement obligations and related accretion expense.

The restatements are described in more detail in Note 10 to the Financial Statements included elsewhere in this report.

Accordingly, this amendment only amends and restates Part I; Items 6, 7, 8 and 9A and Part II; Item 15 of the Original Filing. In each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby, except for the Business Update included in Item 7., which reflects the current status of each project.

                                              TABLE OF CONTENTS

           Part II                                                                                      Page
                                                                                                        ----
Item 6.        Selected Financial Data                                                                      4
Item 7.        Management Discussion and Analysis of Financial Condition and Results of Operations          5
Item 8.        Financial Statements and Supplemental Data                                                  14
Item 9A.       Controls and Procedures                                                                     15
           Part III
Item 15.       Financial Statements and Exhibits                                                           18

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain of our selected financial data as of December 31, 2005 and 2004, for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005. The information summarized below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Financial Statements and related Notes.

                                                                     For the period            For the period
                                                                     August 2, 2004            August 2, 2004
                                           For the year ended     (Inception) through       (Inception) through
                                           December 31, 2005       December 31, 2004         December 31, 2005
                                           -----------------       -----------------         -----------------
                                              (Restated) *                                      (Restated) *
Statement of Operations Data:

Revenues                                     $          -            $          -              $          -
Loss from operations                           (6,551,845)             (8,035,844)              (14,587,689)
Net loss                                       (5,259,060)             (7,965,669)              (13,224,729)
Net loss per share                           $     (9,147)           $    (14,567)             $    (23,794)
Number of shares outstanding                     535.6818                536.1818                  535.6818

Balance Sheet Data:                        December 31, 2005        December 31, 2004
                                           -----------------        -----------------
                                             (Restated) *
Cash and cash equivalents                    $43,453,700              $62,461,036
Salvage fund                                   1,013,612                        -
Oil and gas properties                        11,882,878                        -
Total assets                                  57,610,271               62,496,048
Total current liabilities                        521,788                  782,840
Total members' capital                        57,065,338               61,713,208
Total liabilities and members' capital        57,610,271               62,496,048

See note 10 to the audited financial statements for further details of restatement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A, as amended, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Form 10-K/A reflect the current views of the management of Ridgewood Energy M Fund, LLC (the "Fund") with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and gas exploratory operations, the fact that the Fund's drilling activities are managed by third parties, the volatility of oil and gas prices and extraction, and those other risks and uncertainties discussed in this report and in the Fund's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC"), that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this registration statement will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund's behalf are expressly qualified in their entirety by this section.

Restatement of Financial Statements

On December 15, 2006, Ridgewood Energy Corporation, the Manager of the Fund, concluded that the Fund's financial statements as of and for the year ended December 31, 2005 included in the Fund's Form 10-K filed with the SEC, and the interim financial statements contained in the Fund's Quarterly Reports on Form 10-Q and Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, should no longer be relied upon and should be restated because of errors in such financial statements that have been detected by management of the Fund. Accordingly, this amendment to the Fund's 2005 Annual Report on Form 10-K contains restated financial statements as of and for the year ended December 31, 2005, and for the period August 2, 2004 (Inception) through December 31, 2005.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on September 7, 2004. As a result of such offering, it raised approximately $78.9 million through the sale of 535.6818 shares of LLC membership interests. After the payment of approximately $12.2 million in offering fees, commissions and investment fees to the Fund's Manager, Ridgewood Energy Corporation, affiliates, and broker-dealers, the Fund retained approximately $66.7 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a one time investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5% of capital contributions), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions.

Business Update

In 2004, the Fund acquired from BHP Billiton ("BHP") a 14.54% working interest in the West Cameron 77 #2 project of which one well has been drilled and is producing. We anticipate drilling a second well in the future.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
West Cameron 77#2     BHP Billiton      LA         14.54%         $  9,127         Currently producing

In 2006, the Fund acquired Eugene Island 364 from El Paso Corporation ("El Paso"). The well was deemed a success and began production in June 2006. After two months, the well encountered mechanical problems and has been shut in since for review by the partners.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
                                                                                   Temporarily shut in for
Eugene Island 364       El Paso         LA         50%            $ 13,035           mechanical problems

In 2005, the Fund acquired Eugene Island 357 from Newfield Exploration Corporation ("Newfield"). The well was deemed a dry-hole and was plugged and abandoned in March 2006.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
Eugene Island 357      Newfield         LA          7%            $  1,707           DRY:March 2006

In 2005, the Fund acquired East Breaks 157 from ENI Petroleum (now Woodside). The well was deemed a dry-hole and was plugged and abandoned in March 2006.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
East Breaks 157        Woodside         TX         18%            $  4,632           DRY:March 2006

In 2005, the Fund acquired a 20% working interest in Eugene Island 337 from Devon Energy ("Devon") which was drilled in two zones, one at 12,500 feet which was dry and one at 7,500 feet which will be completed once a platform-based rig becomes available to Devon.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
                                                                                   Discovery July 2006: Waiting
Eugene Island 337       Devon           LA         20%            $  5,184                 on Production

In 2005, the Fund acquired a 30% working interest in Main Pass 155 from Samson Energy ("Samson") which was drilled and deemed a dry-hole in July 2005.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
Main Pass 155           Samson          AL         30%            $  3,953           DRY:July 2005

In 2004, the Fund acquired a 26% working interest in Vermilion 7/8 from Apache Corporation ("Apache") in 2004. The well was drilled and deemed to be non-commercial and in April 2005, the blocks were released back to Apache.

                                                                Costs Incurred
                                                  Working      through 12/31/06
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
Vermilion 7/8           Apache          LA         26.0%          $  4,069           DRY:January 2005

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company ("LLOG").

                                                  Working          Budgeted
      Well Name        Operator      Offshore    Interest %     (in thousands)           Status
Galveston 248            LLOG           TX         8.75%          $  2,118         2nd quarter 2007 drilling date
Ship Shoal 81            LLOG           LA         8.75%          $  1,663         3rd quarter 2007 drilling date
South Marsh Island 111   LLOG           LA         8.75%          $  1,645         2nd quarter 2007 drilling date
Vermilion 344            LLOG           LA         8.75%          $  1,890       Successful-completion in progress
West Delta 67            LLOG           LA         8.75%          $  1,505         2nd quarter 2007 drilling date
West Delta 68            LLOG           LA         8.75%          $  1,610       Successful-completion in progress

In January 2007, the Manager changed its policy regarding the 2.5% annual management fee. Since August 2, 2004 (Inception) through December 31, 2006 the Manager received annual management fees, payable monthly, of 2.5% of total shareholder capital contributions. Effective January 1, 2007, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

Results of Operations

The following Results of Operations should be read in conjunction with our financial statements and the notes thereto beginning on page F1. Management's discussion and analysis has been revised for the effects of the restatement discussed in Note 10 to the financial statements.

Net loss. Net loss for the year ended December 31, 2005 was approximately $5.3 million. Net loss for the period August 2, 2004 (Inception) through December 31, 2004 was approximately $8.0 million. Net loss for the period August 2, 2004 (Inception) through December 31, 2005 was approximately $13.2 million. The net loss for these periods is a result of items discussed below.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the year ended December 31, 2005, there were no investment fees incurred or paid. Investment fees incurred and paid for both the period August 2, 2004 (Inception) through December 31, 2004, and for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $3.6 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to not be capable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the year ended December 31, 2005 were approximately $4.1 million, comprised of plug and abandonment expenses incurred and paid in 2005 primarily relating to one project determined to be dry in July 2005. Dry-hole costs for the period August 2, 2004 (Inception) through December 31, 2004 were approximately $3.9 million, comprised of plug and abandonment expenses incurred and paid related to one project determined to be dry in January 2005. Dry-hole costs for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $7.9 million, comprised of plug and abandonment expenses incurred and paid for two projects determined to be dry in January 2005 and July 2005.

Management fees. The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $160 thousand per month. Management fees for the year ended December 31, 2005 were approximately $2.0 million, which represented a full twelve month period. Management fees for the period August 2, 2004 (Inception) through December 31, 2004 were approximately $0.5 million, which represented only three months of fees. Management fees for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $2.5 million, representing fifteen months of management fees.

Geological costs. Geological costs represent non-capitalizable seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $0.2 million, $22 thousand and $0.2 million, respectively.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses were approximately $0.2 million, $0.1 million and $0.3 million for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005, respectively and for each period were comprised predominately of insurance costs and accounting fees.

Casualty loss. Casualty loss for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005 was approximately $0.1 million, nil and $0.1 million, respectively. The casualty loss related to an insurance deductible for the West Cameron 77 Mustang, Well #2 property.

Other income. Other income is comprised solely of interest income and represents interest income on money market funds. Other income for the year ended December 31, 2005 was approximately $1.3 million, a result of a full twelve months, and higher interest rates than in 2004. Other income for the period August 2, 2004 (Inception) through December 31, 2004 was approximately $0.1 million. Other income for the period August 2, 2004 (Inception) through December 31, 2005 was approximately $1.4 million.

Capital Resources and Liquidity

Cash flows used in operating activities for the year ended December 31, 2005 were approximately $1.4 million, primarily related to management fees paid approximating $2.0 million and cash expenditures for other operating expenses, partially offset by net interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through December 31, 2004 were approximately $3.9 million, primarily related to the payment of the one time investment fee of approximately $3.6 million and payments for management fees and other operating expenses, partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $5.3 million, primarily related to the payment of the one time investment fee of approximately $3.6 million and payments for management fees and other operating expenses, partially offset by interest income.

Cash flows used in investing activities for the year ended December 31, 2005 were approximately $17.7 million, and included approximately $4.4 million which the Fund advanced to operators for working interests and expenditures, approximately $12.3 million used for capital expenditures for oil and gas properties and approximately $1.0 million for funding of the salvage fund.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through December 31, 2004 were approximately $3.9 million, primarily related to capital expenditures for oil and gas properties. Investing activities for oil and gas properties relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities which occurs after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $21.6 million, and included approximately $4.4 million which the Fund advanced to operators for working interests and expenditures, approximately $16.2 million used for capital expenditures for oil and gas properties and approximately $1.0 million for funding of the salvage fund.

Cash flows provided by financing activities for the year ended December 31, 2005 were approximately $0.1 million, primarily related to the collection of subscription receivable of approximately $0.7 million, partially offset by syndication costs of approximately $0.6 million.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through December 31, 2004 were approximately $70.2 million, primarily related to contributions from shareholders offset by syndication costs paid of approximately $78.3 million and $8.1 million, respectively.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through December 31, 2005 were approximately $70.3 million, primarily related to contributions from shareholders of approximately $78.9 million offset by syndication costs paid of approximately $8.6 million.

We expect to meet our cash commitments for the next twelve months from our cash and cash equivalents on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of December 31, 2005, such estimated capital expenditures to be spent total approximately $27.4 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

Estimated Capital Expenditures
As of December 31, 2005
($ in thousands)

                                                        Spent Through
                                      Total Project      December 31,       To be Spent
Projects                                  Costs              2005          Next 12 months
                                          -----              ----          --------------
    West Cameron 77 Mustang (i)         $  13.1            $   7.1            $   6.0
    East Breaks 157 (ii)                    3.4                3.4                -
    Eugene Island 357 (ii)                  1.2                1.2                -
    Eugene Island 337 (iii)                 7.0                0.2                6.8
    Unallocated                            14.6                -                 14.6
                                        -------            -------            -------
                                        $  39.3            $  11.9            $  27.4
                                        =======            =======            =======

       (i) West Cameron 77 Mustang Well #2 began production in May 2006. After Well #2 produces for six months the Fund will make a decision whether to drill an additional well.
      (ii) East Breaks 157 and Eugene Island 357 were determined to be dry-holes in March 2006.
     (iii) Eugene Island 337 determined to be successful in July 2006, production expected in April 2007.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2005 and December 31, 2004 and does not anticipate the use of such arrangements in the future.

Critical Accounting Estimates

Natural Gas and Oil Reserve Estimates

Natural gas and oil reserve quantities estimated by third party petroleum engineer specialists are used to calculate depletion as well as used to estimate future net cash flows when analyzing properties for impairment. These reserve estimates are updated at least annually. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to the estimated reserves may result from actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors. Revisions to estimated reserves could have a material affect on future depletion expenses as well as impairment of proved properties which could have a material impact on our future results of operations, financial position and/or cash flows.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not participate in any discussions or negotiations regarding any such contracts. No contractual obligations of the Fund existed at December 31, 2005 and December 31, 2004.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Our management has determined that we had material weaknesses in our internal control over financial reporting as of the end of the period covered by this report. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects an entity's ability to initiate, authorize, record, process, or report financial data reliably in accordance with accounting principles generally accepted in the United States ("GAAP") such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses were: (i) insufficient training programs and formalized policies and procedures; (ii) our management's lack of sufficient technical accounting expertise in GAAP and SEC requirements; and (iii) a lack of resources necessary to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses. Because of the existence of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of the date of this filing, we believe we have remediated these material weaknesses by creating detailed training programs and policies and procedures surrounding the accounting for oil and natural gas projects and GAAP and SEC financial reporting controls, expanding our accounting and SEC reporting staff, hiring five personnel with GAAP and/or SEC accounting and reporting expertise, adopting more formalized communication, documentation and reconciliation of financial reporting procedures, including developing GAAP and SEC policy and procedure manuals and detailed GAAP and SEC disclosure and control checklists, and enhancing tools and adding appropriate resources to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

Although we believe we remediated all identified material weaknesses, investors, however, should be aware that the Fund cannot guarantee that future material weaknesses will not develop or be identified. Any new deficiencies identified could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15 and filed as part of this report.

Item 9A.  Controls and Procedures

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and
     Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Fund files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to allow timely decisions regarding required disclosures.

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 19, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the year ended December 31, 2005 as included in the Fund's Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing an amendment to its Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, September 30, 2005 and March 31, 2006, and Form 10-Q/A for the quarterly period ended June 30, 2005, as a result of these restatements.

Accordingly, subsequent to the Evaluation Date, management of the Fund concluded that we had material weaknesses in our internal control over financial reporting as of the Evaluation Date. Because of the existence of these material weaknesses, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of such date. As of December 22, 2006, we believe we have addressed the material weaknesses through the institution of the material weakness remediation plans described below.


(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Material Weaknesses

After examining certain transactions and reviewing reconciliations from 2004 and 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on December 19, 2006, management concluded that the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include accounting principles generally accepted in the United States ("GAAP") and financial reporting procedures surrounding GAAP pre and post-closing procedures.

Management concluded the reason for these errors primarily related to the lack of technical expertise relating to certain GAAP processing, recording, summarizing and reporting processes.

The Fund had the following weaknesses.

     o Insufficient training programs, and formalized policies and procedures on documenting financial controls, to ensure the ongoing application and execution of controls;
     o Staff lacking sufficient technical accounting expertise in GAAP and SEC requirements; and
     o Lack of resources necessary to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses.

(d)  Material Weaknesses Remediated

Management has been and is committed to remediation of weaknesses, as well as to continual improvement of the Fund's overall system of internal control over GAAP financial reporting. Management has developed and implemented remediation procedures for each of the weaknesses, and has undergone efforts to significantly strengthen the existing financial organization and systems across the Fund. These efforts included the addition of finance resources which provided technical support and oversight of financial processes. In addition, various employees attended training programs. The Fund also utilized additional resources to assist in the program management aspect of each weakness in its remediation design.

The remediation plans were initially instituted in 2006, and have been evaluated by management. Based on these evaluations, management has determined the corrective actions have been implemented to address the weaknesses.

With respect to the weaknesses, the following remediation actions have been implemented throughout the year:

     o Created detailed training programs and policies and procedures surrounding the accounting for oil and natural gas projects and GAAP and SEC financial reporting controls;
     o Expansion of accounting and SEC reporting staff and various resources, by hiring five personnel with GAAP and/or SEC accounting and reporting expertise; and

     o Enhanced tools and added appropriate resources to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

On December 22, 2006, Management, as a result of its ongoing evaluation of the effectiveness of the Fund's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 as amended (the "34 Act") Rules 13a-15(e) and 15d-15(e)) and "internal control over financial reporting" (as defined in the 34 Act Rules 13a-15(f) and 15d-15(f)), concluded the material weaknesses disclosed in this Item 9A had been addressed and remediated.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS
     (a) Index to Financial Statements:
Report of Independent Registered Public Accounting Firm                                            F-1
Balance Sheets as of December 31, 2005 (restated) and December 31, 2004                            F-2
Statements of Operations, for the year ended December 31, 2005 (restated), for the period of August 2, 2004 (Inception) through December 31, 2004, and for the period August 2, 2004
   (Inception) through December 31, 2005 (restated)                                                F-3
Statements of Changes in Members' Capital, for the year ended December 31, 2005 (restated)
   and for the period of August 2, 2004 (Inception) through December 31, 2004                      F-4
Statements of Cash Flows, for the year ended December 31, 2005 (restated), for the period
   of August 2, 2004 (Inception) through December 31, 2004, and for the period August 2, 2004      F-5
   (Inception) through December 31, 2005 (restated)
Notes to Audited Financial Statements                                                              F6-22
     (b) Exhibits:
Exhibits required by Section 601 of Regulation S-K.

 Exhibit No.   Description
 -----------   -----------
   3 (i) (A)   Articles of Formation of Registrant (incorporated by reference to
               Exhibit 3.1 of Registrant's Registration Statement on Form 10-12
               G/A filed with the Commission on September 2, 2005)
   3 (i) (B)   Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Registration
               Statement on Form 10-12G/A filed with the Commission on September
               2, 2005)
 10.1          Registrant's Confidential Private Offering Memorandum
               (incorporated by reference to Exhibit 10.1A of Registrant's
               Registration Statement on form 10-12G/A filed with the Commission on September 2, 2005)
 10.2          Offshore Operating Agreement between Apache Corporation and
               Ridgewood Energy Corporation as Manager of the Registrant
               (incorporated by reference to Exhibit 10.2 of Registrant's
               Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005)
 10.3          Joint Development Agreement between BHP Billiton and Ridgewood
               Energy Corporation as Manager of the Registrant for West Cameron
               77 (incorporated by reference to Exhibit 10.3 of Registrant's
               Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005)
 10.4          Participation Agreement between Samson and Ridgewood Energy
               Corporation as Manager of the Registrant for the Main Pass
               project (incorporated by reference to Exhibit 10.4 of
               Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005)
   14          Code of Ethics, adopted on August 2, 2004 (incorporated by reference to the Registrant's Form 10-K filed with the SEC on
               March 15, 2006).
 31.1   *      Certification of Robert E. Swanson, Chief Executive Officer of
               the Registrant, pursuant to Securities Exchange Act Rule
               13a-14(a).
 31.2   *      Certification of Kathleen P. McSherry, Chief Financial Officer of
               the Registrant, pursuant to Securities Exchange Act Rule
               13a-14(a).
   32   *      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Registrant, and Kathleen P. McSherry, Chief Financial Officer of the
               Registrant.

     * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  March 28, 2007                      RIDGEWOOD ENERGY M FUND, LLC

                                    By:    /s/  KATHLEEN P. MCSHERRY
                                         Name:  Kathleen P. McSherry
                                        Title:  Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Manager of Ridgewood Energy M Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy M Fund, LLC (the "Fund") as of December 31, 2005 and 2004, the related statements of operations and cash flows for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005 and the related statements of changes in members' capital for the year ended December 31, 2005 and for the period August 2, 2004 (Inception) through December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy M Fund, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the accompanying 2005 financial statements have been restated.


/s/ Deloitte & Touche LLP

March 28, 2007
Parsippany, New Jersey

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS

                                                            December 31, 2005      December 31, 2004
                                                            -----------------      -----------------
                          ASSETS                               (Restated -
                                                               see note 10)
Current assets:
   Cash and cash equivalents                                  $ 43,453,700            $ 62,461,036
   Insurance receivable                                          1,235,351                       -
   Prepaid expenses                                                 24,730                  35,012
                                                              ------------            ------------
    Total current assets                                        44,713,781              62,496,048
                                                              ------------            ------------
Salvage fund                                                     1,013,612                       -
                                                              ------------            ------------
Oil and gas properties
   Advances to operators for working interests
     and expenditures                                            4,365,943                       -
   Proved properties                                             7,052,187                       -
   Unproved properties                                             464,748                       -
                                                              ------------            ------------
    Total oil and gas properties                                11,882,878                       -
                                                              ------------            ------------
   Total assets                                               $ 57,610,271            $ 62,496,048
                                                              ============            ============
          LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operators                                           $    477,117            $          -
   Accrued expenses payable                                         44,671                 365,663
   Due to affiliate (Note 6)                                             -                 417,177
                                                              ------------            ------------
    Total current liabilities                                      521,788                 782,840
                                                              ------------            ------------
Non-current liabilities:
   Asset retirement obligations                                     23,145                       -
                                                              ------------            ------------
    Total non-current liabilities                                   23,145                       -
                                                              ------------            ------------
   Total liabilities                                               544,933                 782,840
                                                              ------------            ------------
Commitments and contingencies (Note 8)
Members' capital:
   Manager:
    Accumulated deficit                                           (478,483)               (155,292)
                                                              ------------            ------------
    Manager's total                                               (478,483)               (155,292)
                                                              ------------            ------------
   Shareholders:
   Capital contributions
     (834 shares authorized; 535.6818 and 536.1818 issued and
     outstanding as of December 31, 2005 and December 31,
     2004, respectively)                                        78,886,679              79,013,679
    Subscriptions receivable                                             -                (680,000)
    Syndication costs                                           (8,596,612)             (8,654,802)
    Accumulated deficit                                        (12,746,246)             (7,810,377)
                                                              ------------            ------------
    Shareholders' total                                         57,543,821              61,868,500
                                                              ------------            ------------
    Total members' capital                                      57,065,338              61,713,208
                                                              ------------            ------------
    Total liabilities and members' capital                    $ 57,610,271            $ 62,496,048
                                                              ============            ============


            The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                                                     For the period            For the period
                                                                     August 2, 2004            August 2, 2004
                                           For the year ended     (Inception) through       (Inception) through
                                           December 31, 2005       December 31, 2004         December 31, 2005
                                           -----------------       -----------------         -----------------
                                              (Restated -                                       (Restated -
                                              see note 10)                                      see note 10)
Revenues
   Oil and gas revenues                      $          -            $          -              $          -
                                             ------------            ------------              ------------
Expenses
   Dry-hole costs                               4,055,385               3,890,020                 7,945,405
   Accretion expense                                   86                       -                        86
   Geological costs                               200,000                  21,586                   221,586
   Investment fees to affiliates (Note 6)               -               3,583,985                 3,583,985
   Management fees to affiliates (Note 6)       1,971,651                 481,869                 2,453,520
   Lease operating expenses                             -                       -                         -
   Other general and administrative expenses      214,823                  58,384                   273,207
   Casualty loss                                  109,900                       -                   109,900
                                             ------------            ------------              ------------
     Total expenses                             6,551,845               8,035,844                14,587,689
                                             ------------            ------------              ------------
     Loss from operations                      (6,551,845)             (8,035,844)              (14,587,689)
Other income
   Interest income                              1,292,785                  70,175                 1,362,960
                                             ------------            ------------              ------------
     Total other income                         1,292,785                  70,175                 1,362,960

     Net loss                                $ (5,259,060)           $ (7,965,669)             $(13,224,729)
                                             ============            ============              ============
     Manager - Net loss                      $   (359,031)           $   (155,292)             $   (478,483)
     Shareholders - Net loss                 $ (4,900,029)           $ (7,810,377)             $(12,746,246)
     Net loss per share                      $     (9,147)           $    (14,567)             $    (23,794)




                    The accompanying notes are an integral part of these financial statements.


                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                                   For the period August 2, 2004 (Inception) through December 31, 2004

                                         # of Shares     Manager      Shareholders        Total
                                         -----------     -------      ------------        -----
Balances, August 2, 2004 (Inception)              -   $          -    $          -    $          -
Shareholders capital contribution          536.1818              -      79,013,679      79,013,679
Subscriptions receivable                          -              -        (680,000)       (680,000)
Syndication costs                                 -              -      (8,654,802)     (8,654,802)
Net loss                                                  (155,292)     (7,810,377)     (7,965,669)
                                           --------   ------------    ------------    ------------

Balances, December 31, 2004                536.1818   $   (155,292)   $ 61,868,500    $ 61,713,208
                                           ========   ============    ============    ============

                                                 For the year ended December 31, 2005
                                                       (Restated - see note 10)

                                         # of Shares     Manager      Shareholders        Total
                                         -----------     -------      ------------        -----
Balances, January 1, 2005                  536.1818   $   (155,292)   $ 61,868,500    $ 61,713,208
Return of Shareholders capital              (0.5000)             -        (127,000)       (127,000)
 contributions
Collection of subscriptions receivable       -                   -         680,000         680,000
Syndication costs                            -                   -          58,190          58,190
Allocation of Investment Fees                -              35,840         (35,840)              -
Net loss                                     -            (359,031)     (4,900,029)     (5,259,060)
                                           --------   ------------    ------------    ------------

Balances, December 31, 2005                535.6818   $   (478,483)   $ 57,543,821    $ 57,065,338
                                           ========   ============    ============    ============







   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                     For the period          For the period
                                                                                     August 2, 2004          August 2, 2004
                                                           For the year ended     (Inception) through     (Inception) through
                                                           December 31, 2005       December 31, 2004       December 31, 2005
                                                           -----------------       -----------------       -----------------
                                                              (Restated -                                     (Restated -
                                                              see note 10)                                    see note 10)
Cash flows from operating activities
   Net loss                                                   $ (5,259,060)           $ (7,965,669)           $(13,224,729)
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Dry-hole costs                                             4,055,385               3,890,020               7,945,405
      Accretion expense                                                 86                       -                      86
      Changes in assets and liabilities
       Decrease (increase) in prepaid expenses                      10,282                 (35,012)                (24,730)
       Increase in accrued expenses payable                         21,330                  23,341                  44,671
       (Decrease) increase in due to affiliate                    (199,281)                199,281                       -
                                                              ------------            ------------            ------------
       Net cash used in operating activities                    (1,371,258)             (3,888,039)             (5,259,297)
                                                              ------------            ------------            ------------
Cash flows from investing activities
   Payments to operators for working interests and            $ (4,365,943)           $          -            $ (4,365,943)
     expenditures
   Capital expenditures for oil and gas properties             (12,307,495)             (3,890,020)            (16,197,515)
   Funding of salvage fund                                      (1,000,000)                      -              (1,000,000)
   Interest income reinvested - salvage fund                       (13,612)                      -                 (13,612)
                                                              ------------            ------------            ------------
      Net cash used in investing activities                    (17,687,050)             (3,890,020)            (21,577,070)
                                                              ------------            ------------            ------------
Cash flows from financing activities
   Contributions from shareholders, net of subscription
     receivable                                               $          -            $ 78,333,679            $ 78,886,679
   Syndication costs                                              (560,218)             (8,094,584)             (8,596,612)
   Return of shareholder's capital contribution                   (127,000)                      -                       -
   Collection of subscription receivable                           680,000                       -                       -
   Syndication costs recovered                                      58,190                       -                       -
                                                              ------------            ------------            ------------
      Net cash provided by financing activities                     50,972              70,239,095              70,290,067
                                                              ------------            ------------            ------------
       Net (decrease) increase in cash and cash equivalents    (19,007,336)             62,461,036              43,453,700
       Cash and cash equivalents, beginning of period           62,461,036                       -                       -
                                                              ------------            ------------            ------------

       Cash and cash equivalents, end of period               $ 43,453,700            $ 62,461,036            $ 43,453,700
                                                              ============            ============            ============



     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                      NOTES TO AUDITED FINANCIAL STATEMENTS


1.  Organization and Purpose

The Ridgewood Energy M Fund, LLC ("Fund"), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of September 7, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is August 2, 2004, the Fund did not begin operations until September 7, 2004 when it began its private offering of shares. The Fund had no business activities prior to September 7, 2004.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 6).

2.  Summary of Significant Accounting Policies

    Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity. Based on such an analysis, management has determined the Fund continues to be an exploratory stage enterprise.

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

    Advances to Operators for Working Interests and Expenditures

Each participation agreement that the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred as unproved properties.

    Oil and natural gas properties

Investments in oil and natural gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. Currently, it is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

As of December 31, 2005 and 2004, amounts recorded in due to operators totaling approximately $0.5 million and nil, respectively, related to the acquisition of oil and gas property.

    Revenue Recognition and Production Receivable

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of December 31, 2005 and 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

    Interest Income

Interest income is recognized when earned.

    Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees; such as outside due diligence costs, legal advice with regard to the offering, selling expenses and administrative costs relating to broker-dealer relationships, payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

    Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.

                                         December 31, 2005    December 31, 2004
                                         -----------------    -----------------

         Balance - Beginning of period       $       -            $       -

         Liabilities incurred                  240,379                    -
         Liabilities settled                  (217,320)                   -
         Accretion expense                          86                    -
                                             ---------            ---------
         Balance - End of period             $  23,145            $       -
                                             =========            =========

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 was effective for calendar year-end entities no later than December 31, 2005. The adoption of FIN 47 did not have an impact on the Fund's 2005 financial position or results of operations.

    Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004, and for the period August 2, 2004 (Inception) through December 31, 2005, the Fund had no impairments.

    Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of December 31, 2005 and 2004, the Fund had no accumulated depletion and amortization.

    Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

    Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of December 31, 2005 and 2004, respectively, bank balances exceeded federally insured limits by approximately $43.3 million and $62.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

    Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund.

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of December 31, 2005 and 2004, the Fund had no investments in US Treasury Notes.

    Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

3.  Recent Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund has applied the provisions of FIN 46R effective December 31, 2004, with no impact on the financial statements.

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 had no impact on the financial statements.

4.  Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued FSP 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $4.1 million, $3.9 million and $7.9 million, respectively, for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004, and for the period August 2, 2004 (Inception) through December 31, 2005, respectively. As of December 31, 2005 and 2004, the Fund had no unproved property costs greater than one year.

The following table summarizes unproved properties and related activity as of December 31, 2005 and December 31, 2004.

                                                     December 31, 2005    December 31, 2004
                                                     -----------------    -----------------

    Balance - Beginning of period                       $         -          $         -

    Additions to capitalized exploratory well costs
     pending the determination of proved reserves         7,516,935                    -
    Reclassifications to proved properties based on
     the determination of proved reserves                (7,052,187)                   -
                                                        -----------          -----------
    Balance - End of period                             $   464,748          $         -
                                                        ===========          ===========

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's LLC Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement

Available Cash from Dispositions, as defined in the Fund's LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions by the Fund.

6.  Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. Investment fees of approximately $3.6 million were paid for the period August 2, 2004 (Inception) through December 31, 2004. There were no investment fees in 2005.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $2.0 million, $0.5 million and $2.5 million were incurred and paid for the year ended December 31, 2005, for the period August 2, 2004 (Inception) through December 31, 2004 and for the period August 2, 2004 (Inception) through December 31, 2005, respectively.

In 2004, the Manager was paid an offering fee of approximately $2.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). Of this amount nil and approximately $0.4 million was included in due to affiliates as of December 31, 2005 and 2004, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2005, no amounts were outstanding as due to or from the Manager. As of December 31, 2004, approximately $20 thousand was due from the Manager.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.3 million and $0.8 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2) of approximately $8.6 million.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value of Financial Instruments

As of December 31, 2005 and the period ended December 31, 2004, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.  Commitments and Contingencies

    Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2005 and 2004, there were no known environmental issues that required the Fund to record a liability.

     Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position.

During March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded approximately $110 thousand related to costs not recoverable through insurance. An insurance recovery receivable of approximately $1.2 million as been recorded as of December 31, 2005 relative to this claim. Estimated losses not expected to be recovered by insurance are recorded as casualty losses when the loss occurs.

9.  Information About Oil and Natural Gas Producing Activities

In accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities," this section provides supplemental information on oil and natural gas exploration and producing activities of the Fund. Tables I through V provide historical cost information pertaining to capitalized costs, costs incurred in exploration, and property acquisitions and development.

The Fund is engaged solely in oil and natural gas activities, all of which are located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

Table I - Capitalized Costs Related to Oil and Gas
Exploratory and Producing Activities

                                                              December 31, 2005    December 31, 2004
                                                              -----------------    -----------------
Proved oil and gas properties                                    $ 7,052,187          $         -
Unproved oil and gas properties                                      464,748                    -
Advance to operators for working interests and expenditures        4,365,943                    -
                                                                 -----------          -----------
   Total oil and gas properties                                   11,882,878                    -
Accumulated depletion and amortization and valuation
   allowances - proved properties                                          -                    -
                                                                 -----------          -----------
Oil and gas properties - net                                     $11,882,878          $         -
                                                                 ===========          ===========


Table II - Costs Incurred in Exploration, Property
Acquisitions and Development
                                                                                    For the period
                                                                                    August 2, 2004
                                                              For the Year ended  (Inception) through
                                                              December 31, 2005    December 31, 2004
                                                              -----------------    -----------------
Exploratory drilling costs - capitalized                          11,882,878                    -
Exploratory drilling costs - Expensed                              4,055,385            3,890,020
Geological costs                                                     200,000               21,586
                                                                 -----------          -----------
                                                                 $16,138,264          $ 3,911,606
                                                                 ===========          ===========

Table III - Reserve Quantity Information (Unaudited)

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer for the year ended December 31, 2005. The reserve estimates for December 31, 2005 were based on estimated future reserves as of September 30, 2005 provided by an independent petroleum engineer. These reserves have been prepared in compliance with the Securities and Exchange Commission rules.

Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

                                                                        December 31, 2005
                                                                           United States
                                                                 Oil (BBLS)             Gas (MCF)
                                                              -------------------------------------
Proved undeveloped reserves:
       Beginning of Year                                                  -                      -
       Discoveries                                                   39,890              4,351,458
       Revisions of previous estimates                                    -                      -
       Production                                                         -                      -
                                                              -------------------------------------
       End of year                                                   39,890              4,351,458
                                                              -------------------------------------

Due to the inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.


Table IV - Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves (Unaudited)

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Fund's proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions.

                                                                            December 31,
                                                                                2005
                                                                            ------------
Future estimated revenues                                                   $ 46,300,370
Future estimated production costs                                             (1,201,931)
Future estimated development costs                                            (3,598,650)
                                                                            ------------
        Future net cash flows                                                 41,499,789
10% annual discount for estimated timing of cash flows                       (14,359,390)
                                                                            ------------
Standardized measure of discounted future estimated net cash flows          $ 27,140,399
                                                                            ============

Table V - Changes in the Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

                                                                                            Year ended
                                                                                          December 31, 2005
                                                                                          -----------------
Standardized measure beginning of the year                                                   $         -
Sales of oil and gas production, net of production costs                                               -
Net changes in prices and production costs                                                             -
Extensions, discoveries, and improved recovery and techniques, less related costs             26,461,889
Development costs incurred during the period                                                           -
Revisions of previous reserve quantities estimate                                                      -
Accretion of discount                                                                            678,510
                                                                                             -----------
Standardized measure end of the year                                                         $27,140,399
                                                                                             ===========


It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

10. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. Accordingly, the Fund has restated the 2005 financial statements in this Form 10-K/A.

The financial statements as of December 31, 2005, for the year ended December 31, 2005 and for the period August 2, 2004 (Inception) through December 31, 2005 have been restated to reflect the following adjustments:

    o Unproved properties for West Cameron 77 Mustang, which were under accrued, have been corrected, resulting in approximately a $1.1 million increase in unproved properties, a decrease in due from operators of approximately $0.7 million, and an increase in due to operators of approximately $0.4 million.
    o Insurance expense that was erroneously recorded as unproved properties has been corrected, resulting in approximately a $59 thousand increase in other general and administrative expenses and a corresponding decrease in unproved properties.
    o Unproved properties for Eugene Island 337, which were under accrued, have been corrected, resulting in approximately a $45 thousand increase in unproved properties and a corresponding increase in due to operators.
    o Payments for East Breaks 156 and Eugene Island 357 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $4.4 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

    o Dry hole costs, related to Main Pass 155, which were under accrued, have been corrected, resulting in approximately a $45 thousand increase in dry hole costs and a corresponding increase in due to operators.
    o Proved properties related to West Cameron 77 Mustang, which were erroneously recorded as unproved properties, have been corrected, resulting in approximately a $6.8 million increase in proved properties and a corresponding decrease in unproved properties. Additionally, approximately $0.2 million of costs related to West Cameron 77 Mustang, were erroneously expensed and have been corrected, resulting in a $0.2 million decrease in lease operating expenses and a corresponding increase in proved properties.
    o Asset retirement obligations, which were erroneously not recorded, have been recorded, resulting in approximately a $23 thousand increase in asset retirement obligations and a corresponding increase in proved properties.
    o Unproved property costs, related to East Breaks 157, which were over accrued, have been corrected, resulting in approximately a $2 thousand decrease in unproved properties and a corresponding decrease in due to operators.
    o Casualty loss, related to West Cameron 77 Mustang, Well #2, which was erroneously calculated, has been corrected, resulting in approximately a $38 thousand decrease in casualty loss and a corresponding increase in proved properties.
    o Accretion expense, which was erroneously not recorded, has been corrected, resulting in approximately a $86 increase in accretion expense and a corresponding increase in asset retirement obligations.

The above corrections resulted in approximately a $183 thousand decrease in net loss, which resulted in approximately a $154 thousand decrease in shareholders' accumulated deficit and approximately a $29 thousand decrease in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the correction of the allocation of the Fund's net loss between the shareholders and the Manager, which resulted in approximately a $36 thousand increase in shareholder's accumulated deficit and a corresponding decrease in manager's accumulated deficit. The effects of such restatements are reflected in the statements of changes in members' capital for the year ended December 31, 2005.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations for the year ended December 31, 2005 and for the period August 2, 2004 (Inception) through December 31, 2005:

Balance Sheet  Effects:                         December 31, 2005
                                                  As Previously                   December 31, 2005
                                                    Reported       Adjustments       Restated
                                                    --------       -----------       --------
                          ASSETS
Current assets:
  Due from operators                              $    686,400    $   (686,400)   $          -
       Total current assets                         45,400,181        (686,400)     44,713,781
  Oil and gas properties
    Advance to operator for working interest
     and expenditures                                        -       4,365,943       4,365,943
    Proved properties                                        -       7,052,187       7,052,187
    Unproved properties                             10,513,639     (10,048,891)        464,748
       Total oil and gas properties                 10,513,639       1,369,239      11,882,878

       Total assets                               $ 56,927,432    $    682,839    $ 57,610,271

               LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Due to operators                                $          -    $    477,117    $    477,117
       Total current liabilities                        44,671         477,117         521,788
Asset Retirement Obligation                                  -          23,145          23,145
       Total non-current liabilities                         -          23,145          23,145
     Total Liabilities                                  44,671         500,262         544,933
Members' capital
  Manager:
       Accumulated deficit                            (542,637)         64,154        (478,483)
  Shareholder:
       Accumulated deficit                         (12,864,669)        118,423     (12,746,246)
       Shareholder total                            57,425,398         118,423      57,543,821
       Total members' capital                       56,882,761         182,577      57,065,338
       Total liabilities and members' capital     $ 56,927,432    $    682,839    $ 57,610,271

Statement of Operations Effects:               Year ended December                         Year ended
                                                    31, 2005                            December 31, 2005
                                             As Previously Reported     Adjustments        As Restated
                                             ----------------------     -----------        -----------
Expenses
  Dry hole costs                                    $ 4,010,588          $    44,797         $ 4,055,385
  Accretion expense                                           -                   86                  86
  Lease operating expenses                              248,400             (248,400)                  -
  Other general and administrative expenses             155,785               59,038             214,823
  Casualty loss                                         147,998              (38,098)            109,900
     Total expenses                                   6,734,422             (182,577)          6,551,845
     Loss from operations                            (6,734,422)             182,577          (6,551,845)
     Net loss                                       $(5,441,637)         $   182,577         $(5,259,060)
     Manager - Net loss                             $  (387,345)         $    28,314         $  (359,031)
     Shareholders - Net loss                        $(5,054,292)         $   154,263         $(4,900,029)
     Net Loss per share                             $    (9,435)         $       288         $    (9,147)


Statement of Operations Effects:                  For the Period
                                                  August 2, 2004                           For the Period
                                               (Inception) through                         August 2, 2004
                                                December 31, 2005                        (Inception) through
                                                  As Previously                           December 31, 2005
                                                    Reported            Adjustments           Restated
                                                    --------            -----------           --------
Expenses
  Dry hole costs                                    $  7,900,608         $     44,797        $  7,945,405
  Accretion expense                                            -                   86                  86
  Lease operating expenses                               248,400             (248,400)                  -
  Other general and administrative expenses              214,169               59,038             273,207
  Casualty loss                                          147,998              (38,098)            109,900
    Total expenses                                    14,770,266             (182,577)         14,587,689
    Loss from operations                             (14,770,266)             182,577         (14,587,689)
    Net loss                                        $(13,407,306)        $    182,577        $(13,224,729)
    Manager - Net loss                              $   (542,637)        $     64,154        $   (478,483)
    Shareholders - Net loss                         $(12,864,669)        $    118,423        $(12,746,246)
    Net Loss per share                              $    (24,015)        $        221        $    (23,794)

In addition to the cash flow statement impact of the above restatement adjustments, the statements of cash flows, for the year ended December 31, 2005 and for the period August 2, 2004 (Inception) through December 31, 2005, have also been restated for the following:

    o Interest earned on the salvage fund which was incorrectly classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $14 thousand decrease to cash used in operating activities and a corresponding increase in cash used in investing activities.
    o Payments for oil and gas properties, which were incorrectly classified as operating activities, have been corrected, resulting in approximately a $1.9 million decrease in cash used in operating activities and a corresponding increase in cash used in investing activities.
    o Contributions from shareholders and syndication costs for the period August 2, 2004 (Inception) through December 31, 2005 which were incorrectly recorded have been corrected, resulting in an approximate $0.6 million increase in contributions from shareholders, a $0.1 million decrease in syndications costs, a $0.1 million decrease in return of shareholders' capital contributions, a $0.7 million decrease in collection of subscription receivable and a $0.1 million decrease in syndication costs recovered.

Statement of Cash Flow Effects:                                 Year ended
                                                             December 31, 2005                        Year ended
                                                               As Previously                      December 31, 2005
                                                                 Reported        Adjustments         As Restated
                                                                 --------        -----------         -----------
Cash flows from operating activities
    Net loss                                                   $ (5,441,637)    $    182,577        $ (5,259,060)
    Adjustments to reconcile net loss to net cash
      used in operating activities
       Dry hole costs                                             4,010,588           44,797           4,055,385
       Casualty loss on oil and gas properties                      147,998         (147,998)                  -
       Accretion expense                                                  -               86                  86
       Interest collected on salvage fund                           (13,612)          13,612                   -
    Changes in assets and liabilities
       Increase in insurance receivable                          (1,235,351)       1,235,351                   -
       Increase in due from operators                              (686,400)         686,400                   -
       Increase in accrued expenses payable                          22,949           (1,619)             21,330
       (Decrease) increase in due to affiliate                     (220,496)          21,215            (199,281)
          Net cash used in operating activities                  (3,386,084)       2,014,826          (1,371,258)
Cash flows from investing activities
    Payments to operators for working interests and
    expenditures                                                          -       (4,365,943)         (4,365,943)
    Capital expenditures for oil and gas properties             (14,672,224)       2,364,729         (12,307,495)
    Interest income reinvested - salvage fund                             -          (13,612)            (13,612)
          Net cash used in investing activities                 (15,672,224)      (2,014,826)        (17,687,050)


Statement of Cash Flow Effects:                           For the period August
                                                           2, 2004 (Inception)                      For the period
                                                           through December 31,                     August 2, 2004
                                                                   2005                          (Inception) through
                                                              As Previously                       December 31, 2005
                                                                Reported         Adjustments         As Restated
                                                                --------         -----------         -----------
Net loss                                                       $(13,407,306)    $    182,577        $(13,224,729)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Dry hole costs                                                7,900,608           44,797           7,945,405
    Accretion expense                                                     -               86                  86
    Casualty loss on oil and gas properties                         147,998         (147,998)                  -
    Interest collected on salvage fund                              (13,612)          13,612                   -
Changes in assets and liabilities
    Increase in insurance receivable                             (1,235,351)       1,235,351                   -
    Increase in due from operators                                 (686,400)         686,400                   -
    Increase in accrued expenses payable                             46,290           (1,619)             44,671
    (Decrease) increase in due to affiliate                          (1,620)           1,620                   -
       Net cash used in operating activities                     (7,274,123)       2,014,826          (5,259,297)
Cash flows from investing activities
  Payments to operators for working interests and
  expenditures                                                            -       (4,365,943)         (4,365,943)
  Capital expenditures for oil and gas properties               (18,562,244)       2,364,729         (16,197,515)
  Interest income reinvested - salvage fund                               -          (13,612)            (13,612)

    Net cash used in investing activities                       (19,562,244)      (2,014,826)        (21,577,070)

Cash flows from financing activities
  Contributions from shareholders,
   net of subscription receivable                                78,333,679          553,000          78,886,679
  Syndication costs                                              (8,654,802)          58,190          (8,596,612)
  Return of shareholder's capital contributions                    (127,000)         127,000                   -
  Collection of subscription receivable                             680,000         (680,000)                  -
  Syndication costs recovered                                        58,190          (58,190)                  -
    Net cash provided by financing activities                    70,290,067                -          70,290,067

11. Subsequent Events

On March 20, 2006, the Fund was informed by Newfield Exploration ("Newfield"), the Operator of Eugene Island 357, that the well did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7% working interest in Eugene Island 357 project. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.7 million recorded in 2006.

On March 20, 2006, the Fund was informed by ENI Petroleum Exploration Co., Inc. (also known as Woodside) ("Woodside"), the Operator of East Breaks 157, that the well being drilled by Woodside did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns an 18% working interest in East Breaks 157 project. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $4.6 million, recorded in 2006.

Subsequent to December 31, 2005 the Fund has acquired a working interest in the following wells:

                                                                                             Drilling
                                                                         Working               Date
    Project                  Operator       Acquisition      Offshore    Interest %         (unaudited)
-----------------------------------------------------------------------------------------------------------

Galveston 248           LLOG Exploration   October 2006        TX          8.75%             Q2 2007
                             Company
Ship Shoal 81           LLOG Exploration   October 2006        LA          8.75%             Q3 2007
                             Company
South Marsh Island 111  LLOG Exploration   October 2006        LA          8.75%             Q2 2007
                             Company
Vermillion 344          LLOG Exploration   October 2006        LA          8.75%           Successful -
                             Company                                                  completion in progress
West Delta 67           LLOG Exploration   October 2006        LA          8.75%             Q2 2007
                             Company
West Delta 68           LLOG Exploration   October 2006        LA          8.75%           Successful -
                             Company                                                  completion in progress

In January 2007, the Manager changed its policy regarding the 2.5% annual management fee. Since Inception through December 31, 2006 the Manager had received annual management fees, payable monthly, of 2.5% of total shareholder capital contributions. Effective January 1, 2007, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.