Form 10-Q/A
period 2005-03-31
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2005

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________to____________________



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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

     As of April 5, 2007 there were 535.6818 shares of membership interest of the registrant outstanding.

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy M Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 11, 2005, is a result of the restatement of our financial statements as of and for the period ended March 31, 2005.

We are restating our previously reported financial information for these periods to correct for the reclassifications of drilling costs from lease operating expenses to unproved properties, recording of casualty losses and the presentation of due from affiliate. In addition, our statement of cash flows has been restated for missclassification of investing and financing activities as operating activities.

The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

In addition, the financial statements for the period August 2, 2004 (Inception) through March 31, 2005 were not included in the Original Filing. This 10-Q/A includes those financial statements.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for the Business Update included in Item 2., which reflects the current status of each project.

                                            Table of Contents

Part I - FINANCIAL INFORMATION                                                                                 Page

     Item 1.  Financial Statements (Unaudited):

      Condensed Balance Sheets as of March 31, 2005 (restated) and December 31, 2004 .............................4
      Condensed Statements of Operations for the three months ended  March 31, 2005 (restated)
         and for the period August 2, 2004 (Inception) to March 31, 2005 .........................................5
      Condensed Statements of Cash Flows for the three months ended March 31, 2005 (restated)
         and for the period August 2, 2004 (Inception) to March 31, 2005 .........................................6
      Notes to Unaudited Condensed Financial Statements ..........................................................7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............19
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................................25
     Item 4.  Controls and Procedures ...........................................................................25

Part II - OTHER INFORMATION

     Item 6.  Exhibits ..........................................................................................28

     SIGNATURES .................................................................................................29


                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31, 2005          December 31, 2004
                                                                           --------------          -----------------
  ASSETS                                                                    (Restated -
                                                                             see note 9)
Current assets:
    Cash and cash equivalents                                                 $ 60,994,300           $ 62,461,036
    Due from affiliate (Note 6)                                                     14,595                      -
    Prepaid expenses                                                                20,007                 35,012
                                                                              ------------           ------------
       Total current assets                                                     61,028,902             62,496,048
                                                                              ------------           ------------
Oil and gas properties
    Unproved properties                                                            959,384                      -
                                                                              ------------           ------------
       Total oil and gas properties                                                959,384                      -
                                                                              ------------           ------------
       Total assets                                                           $ 61,988,286           $ 62,496,048
                                                                              ------------           ------------

                   LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Accrued expenses payable                                                  $     18,355           $    365,663
    Due to operators                                                                72,700                      -
    Due to affiliate (Note 6)                                                            -                417,177
                                                                              ------------           ------------
       Total current liabilities                                                    91,055                782,840
                                                                              ------------           ------------
    Total liabilities                                                               91,055                782,840
                                                                              ------------           ------------

Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Accumulated deficit                                                        (197,348)              (155,292)
                                                                              ------------           ------------
       Manager's total                                                            (197,348)              (155,292)
                                                                              ------------           ------------

    Shareholders:

       Capital contributions, and syndication costs (834 shares
       authorized;535.6818 and 536.1818 issued and outstanding as
       of March 31, 2005 and December 31, 2004, respectively)                   78,886,679             79,013,679
       Subscriptions receivable                                                          -               (680,000)
       Syndication costs                                                        (8,596,612)            (8,654,802)
       Accumulated deficit                                                      (8,195,488)            (7,810,377)
                                                                              ------------           ------------
       Shareholders' total                                                      62,094,579             61,868,500
                                                                              ------------           ------------
       Total members' capital                                                   61,897,231             61,713,208
                                                                              ------------           ------------
       Total liabilities and members' capital                                 $ 61,988,286           $ 62,496,048
                                                                              ------------           ------------


            The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    For the period
                                                        For the three               August 2, 2004
                                                         months ended            (Inception) through
                                                        March 31, 2005              March 31, 2005
                                                        --------------              --------------
Revenue                                                  (Restated -
                                                          see note 9)
    Oil and gas revenues                                  $         -                $         -
                                                          -----------                -----------
Expenses
    Dry-hole costs                                                  -                  3,890,020
    Geological costs                                                -                     21,586
    Investment fees to affiliate (Note 6)                           -                  3,583,985
    Management fees to affiliate (Note 6)                     502,429                    984,298
    Casualty Loss                                              72,700                     72,700
    Other general and administrative expenses                  21,072                     79,456
                                                          -----------                -----------
      Total expenses                                          596,201                  8,632,045
                                                          -----------                -----------
      Loss from operations                                   (596,201)                (8,632,045)

Other income
    Interest income                                           169,034                    239,209
                                                          -----------                -----------
      Total other income                                      169,034                    239,209
      Net loss                                            $  (427,167)               $(8,392,836)
                                                          -----------                -----------
      Manager - Net loss                                  $   (42,056)               $  (197,348)
      Shareholders - Net loss                             $  (385,111)               $(8,195,488)
      Net loss per share                                  $      (719)               $   (15,299)




     The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the period
                                                              For the three           August 2, 2004
                                                               months ended         (Inception) through
                                                              March 31, 2005          March 31, 2005
                                                              --------------          --------------
                                                               (Restated -
                                                               see note 9)
Cash flows from operating activities
    Net loss                                                   $   (427,167)          $ (8,392,836)
    Adjustments to reconcile net loss to net cash
       used in operating activities
      Dry-hole costs                                                      -              3,890,020
      Changes in assets and liabilities
         Decrease (increase) in prepaid expenses                     15,005                (20,007)
         Increase (decrease) in accrued expenses payable            (11,091)                18,355
         Increase in due to operators                                72,700                 72,700
         Decrease/Increase in due from affiliate/due to
            affiliate                                              (213,876)               (14,595)
                                                               ------------           ------------
         Net cash used in operating activities                     (564,429)            (4,446,363)
                                                               ------------           ------------
Cash flows from investing activities
    Capital expenditures for oil and gas properties                (953,279)            (4,849,404)
                                                               ------------           ------------
      Net cash used in investing activities                        (953,279)            (4,849,404)
                                                               ------------           ------------

Cash flows from financing activities
    Contributions from shareholders, net of
       subscription receivable                                            -             78,886,679
    Syndication costs                                              (560,218)            (8,596,612)
    Return of shareholder's capital contribution                   (127,000)                     -
    Collection of subscription receivable                           680,000                      -
    Syndication costs recovered                                      58,190                      -
                                                               ------------           ------------
      Net cash provided by financing activities                      50,972             70,290,067
                                                               ------------           ------------
      Net (decrease) increase in cash
        and cash equivalents                                     (1,466,736)            60,994,300
                                                               ------------           ------------
      Cash and cash equivalents, beginning of period             62,461,036                      -
                                                               ------------           ------------
      Cash and cash equivalents, end of period                 $ 60,994,300           $ 60,994,300
                                                               ------------           ------------


        The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   Organization and Purpose

The Ridgewood Energy M Fund, LLC ("Fund"), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of September 7, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is August 2, 2004, the Fund did not begin operations until September 7, 2004 when it began its private offering of shares. The Fund had no business transactions prior to September 7, 2004 and as such, no prior comparative financial information is presented.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

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

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC").

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

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the advances are transferred to unproved properties.

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

As of March 31, 2005, approximately $0.1 million recorded in due to operators related to the acquisition of oil and gas properties.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through March 31, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2005 and December 31, 2004, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees; such as outside due diligence costs, legal advice with regard to the offering, selling expenses and administrative costs relating to broker-dealer relationships, payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital. Syndication costs of approximately $0.6 million were accrued at December 31, 2004 and were paid in the first quarter of 2005.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The Fund does not expect the adoption of FIN 47 to have an impact on the Fund's 2005 financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2005 and December 31, 2004, the Fund had no accumulated depletion and amortization.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $60.7 million and $62.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

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

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 is not expected to have an impact on the 2006 financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued ("FSP") 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund will adopt FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs for the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005 were nil and approximately $3.9 million, respectively. As of March 31, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summaries unproved properties and related activity for the three months ended March 31, 2005.

                                                  March 31, 2005
                                                  --------------
Balance - Beginning of period                     $            -

Additions to capitalized exploratory well costs
  pending the determination of proved reserves           959,384
                                                  --------------
Balance - End of period                           $      959,384
                                                  ==============

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's LLC Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement.

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

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005, investments fees were approximately nil and $3.6 million, respectively.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.5 million and $1.0 million were incurred and paid for the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005, respectively.

In 2004, the Manager was paid an offering fee of approximately $2.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2005, approximately $15 thousand was due from the Manager. As December 31, 2004, approximately $0.4 million was due to the Manager.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.3 million and $0.8 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2).

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of March 31, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents approximate fair value.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

During March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded a $73 thousand casualty loss related to costs not recoverable through insurance. Estimated losses not expected to be recovered by insurance are recorded as casualty losses when the loss is incurred.

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the three months ended March 31, 2005, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2005 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of and for the three months ended March 31, 2005 have been restated to reflect the following adjustments:

     o Drilling expenses for West Cameron 77 #2 project which were incorrectly recorded as lease operating expenses have been reclassified to unproved properties, resulting in approximately a $25 thousand increase to unproved properties and a corresponding decrease to lease operating expenses.

     o Casualty losses for the West Cameron 77 #2 project which were incorrectly not recorded have been corrected resulting in approximately a $73 thousand increase in casualty loss and a corresponding increase in due to operator.

     o Payables and receivables from the same affiliates were incorrectly recorded and have been corrected, resulting in approximately a $5 thousand decrease in both due from affiliate and due to affiliate.

The above corrections resulted in approximately a $48 thousand increase in net loss, which resulted in approximately a $87 thousand increase in shareholders accumulated deficit and $39 thousand decrease in manager's accumulated deficit for the period.

The following tables summarize the effects of the restatement on the Fund's March 31, 2005 balance sheet and statement of operations:

Balance Sheet Effects:


                                                        March 31, 2005                            March 31,
                                                        As Previously                               2005
             ASSETS                                       Reported           Adjustments         As Restated
                                                        -------------        -----------         -----------
Current assets:
    Due from affiliates                                  $     19,595        $     (5,000)     $     14,595
       Total current assets                                61,033,902              (5,000)       61,028,902
Oil and gas properties
    Unproved properties                                       934,689              24,695           959,384
       Total oil and gas properties                           934,689              24,695           959,384
       Total assets                                      $ 61,968,591        $     19,695      $ 61,988,286
          LIABILITIES AND MEMBERS' CAPITAL
Due to operator                                          $          -        $     72,700      $     72,700
Due to affiliate                                                5,000              (5,000)                -
       Total current liabilities                               23,355              67,700            91,055
       Total liabilities                                       23,355              67,700            91,055
Members' capital:
    Manager:
       Accumulated deficit                                   (236,143)             38,795          (197,348)
       Manager's total                                       (236,143)             38,795          (197,348)
    Shareholders:
       Accumulated deficit                                 (8,108,688)            (86,800)       (8,195,488)
       Shareholders' total                                 62,181,379             (86,800)       62,094,579
       Total members' capital                              61,945,236             (48,005)       61,897,231
       Total liabilities and members' capital            $ 61,968,591        $     19,695      $ 61,988,286

Statement of Operations Effects:                 For the three
                                                  months ended                            For the three
                                                 March 31, 2005                            months ended
                                                 As Previously                            March 31, 2005
                                                   Reported          Adjustments           As Restated
Expenses
Lease operating expenses                              24,695             (24,695)                     -
Casualty loss                                              -              72,700                 72,700
  Total expenses                                     548,196              48,005                596,201
  Loss from operations                              (548,196)            (48,005)              (596,201)
  Net loss                                         $(379,162)          $ (48,005)             $(427,167)
  Manager - Net loss                               $ (80,873)          $  38,817              $ (42,056)
  Shareholders - Net loss                          $(298,289)          $ (86,822)             $(385,111)
  Net loss per share                               $    (557)          $    (162)             $    (719)


In addition to the cash flow statement impact of the above restatements, the statement of cash flows for the three months ended March 31, 2005 has been restated for the following:

     o Capital expenditures for unproved properties which were incorrectly classified as cash flows used in operating activities have been corrected to be properly reflected as an investing activity, resulting in approximately a $0.9 million decrease in cash used in operating activities and a corresponding increase in cash used in investing activities
     o Collection of subscription receivable, the return of shareholder's capital contribution and the syndication costs recovered, which were incorrectly included as contributions from shareholders-net of subscription receivable, have been reclassified into individual accounts, resulting in approximately a $0.6 million decrease from contributions from shareholders-net of subscription receivable and an increase to collection of subscription receivable, the return of shareholder's capital contribution and the syndication costs recovered.
     o Cash expenditures for syndication costs, which were incorrectly reported as operating activities, have been reclassified, resulting in approximately a $0.6 million decrease in cash used in operating activities and a corresponding decrease to cash provided by financing activities.

Statement of Cash Flow Effects:                                           For the three
                                                                          months ended                    For the three
                                                                         March 31, 2005                    months ended
                                                                          As Previously                   March 31, 2005
                                                                             Reported     Adjustments       As Restated
Cash flows from operating activities
    Net loss                                                              $  (379,162)     $   (48,005)     $  (427,167)
    Adjustments to reconcile net loss to net cash used in operating activities
      Purchases of investment in oil and gas properties                      (934,689)         934,689                -
        Increase in accrued expenses payable                                 (367,308)         356,217          (11,091)
        Increase in due to operators                                                -           72,700           72,700
        Decrease/increase due from affiliate/due to affiliate                (431,772)         217,896         (213,876)
        Net cash used in operating activities                              (2,077,926)       1,513,497         (564,429)
Cash flows from investing activities
    Capital expenditures for oil and gas properties                                 -         (953,279)        (953,279)
      Net cash used in investing activities                                         -         (953,279)        (953,279)
Cash flows from financing activities
    Contributions from shareholders, net of subscription receivable           611,190         (611,190)               -
    Syndication costs                                                               -         (560,218)        (560,218)
    Return of shareholder's capital contribution                                    -         (127,000)        (127,000)
    Collection of subscription receivable                                           -          680,000          680,000
    Syndication costs recovered                                                     -           58,190           58,190
      Net cash provided by financing activities                               611,190         (560,218)          50,972


10.  Subsequent Events

On July 29, 2005, the Fund was informed by Samson Energy, the Operator of Main Pass 155 that the project did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The well began drilling June 2005. The Fund owns a 30% working interest in Main Pass 155. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $2.0 million for the quarter ended June 30, 2005, $2.0 million for the quarter ended September 30, 2005, and ($0.1) million recorded for the quarter ended December 31, 2005, for a total of approximately $3.9 million.

On March 20, 2006, the Fund was informed by Newfield Exploration, the Operator of Eugene Island 357, that the well did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7% working interest in Eugene Island 357 project. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.7 million recorded in 2006.

On March 20, 2006, the Fund was informed by ENI Petroleum Exploration Co., Inc. (currently known as Woodside), the Operator of East Breaks 157, that the well being drilled by Woodside did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns an 18% working interest in East Breaks 157 project. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $4.6 million, recorded in 2006.

Subsequent to March 31, 2005 the Fund has acquired a working interest in the following wells:

                                                                                  Working            Drilling
         Project                 Operator             Acquisition     Offshore    Interest %            Date
------------------------------------------------------------------------------------------------------------------------

Eugene Island 337         Devon Energy               September 2005    LA         20.00%       Discovery July 2006 -
                                                                                                Waiting on Production
Eugene Island 364         El Paso Corporation         February 2006    LA         50.00%      Production June 2006 -
                                                                                                Temporarily shut in
                                                                                              for mechanical problems
Galveston 248             LLOG Exploration             October 2006    TX          8.75%               Q2 2007
                              Company
Ship Shoal 81             LLOG Exploration             October 2006    LA          8.75%               Q3 2007
                              Company
South Marsh Island 111    LLOG Exploration             October 2006    LA          8.75%               Q2 2007
                              Company
Vermilion 344             LLOG Exploration             October 2006    LA          8.75%            Successful -
                              Company                                                         completion in progress
West Delta 67             LLOG Exploration             October 2006    LA          8.75%               Q2 2007
                              Company
West Delta 68             LLOG Exploration             October 2006    LA          8.75%            Successful -
                              Company                                                         completion in progress


In September 2006, the Manager changed its policy regarding the 2.5% annual management fee. Effective September 1, 2006, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 1, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q/A will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.


Critical Accounting Policies and Estimates


The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Natural Gas and Estimates

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

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on September 7, 2004. As a result of such offering, it raised capital of approximately $78.9 million through the sale of
535.6818 shares of LLC membership interests. After the payment of approximately $12.2 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $66.7 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

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

Business Update

In 2004, the Fund acquired from BHP Billiton ("BHP") a 14.54% working interest in the West Cameron 77 #2 (Mustang) project of which one well has been drilled and is producing. We anticipate drilling a second well in the future.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
West Cameron 77#2         BHP Billiton    LA          14.54%          $ 9,127            Currently producing

In 2006, the Fund acquired Eugene Island 364 from El Paso Corporation ("El
Paso"). The well was deemed a success and began production in June 2006. After two months, the well encountered mechanical problems and has been shut in since for review by the partners.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Eugene Island 364         El Paso         LA          50%            $ 13,035          Temporarily shut in for
                                                                                         mechanical problems



In 2005, the Fund acquired Eugene Island 357 from Newfield Exploration
Corporation ("Newfield"). The well was deemed a dry-hole and was plugged and abandoned in March 2006.
                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Eugene Island 357         Newfield        LA          7%              $ 1,707              DRY:March 2006

In 2005, the Fund acquired East Breaks 157 from ENI Petroleum (now Woodside).
The well was deemed a dry-hole and was plugged and abandoned in March 2006.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
East Breaks 157           Woodside        TX          18%             $ 4,632             DRY:March 2006

In 2005, the Fund acquired a 20% working interest in Eugene Island 337 from Devon Energy ("Devon") which was drilled in two zones, one at 12,500 feet which was dry and one at 7,500 feet which will be completed once a platform-based rig becomes available to Devon.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Eugene Island 337         Devon           LA          20%             $ 5,184           Discovery July 2006:
                                                                                        Waiting on Production

In 2005, the Fund acquired a 30% working interest in Main Pass 155 from Samson
Energy ("Samson") which was drilled and deemed a dry-hole in July 2005.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Main Pass 155             Samson          AL          30%             $ 3,953              DRY:July 2005

In 2004, the Fund acquired a 26% working interest in Vermilion 7/8 from Apache
Corporation ("Apache") in 2004. The well was drilled and deemed to be non-commercial and in April 2005, the blocks were released back to Apache.

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Vermilion 7/8             Apache          LA          26%             $ 4,069             DRY:January 2005

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company ("LLOG").


                                                     Working           Budgeted
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Galveston 248             LLOG            TX          8.75%           $ 2,118       2nd quarter 2007 drilling date
Ship Shoal 81             LLOG            LA          8.75%           $ 1,663       3rd quarter 2007 drilling date
South Marsh Island 111    LLOG            LA          8.75%           $ 1,645       2nd quarter 2007 drilling date
Vermilion 344             LLOG            LA          8.75%           $ 1,890       Successful-completion in progress
West Delta 67             LLOG            LA          8.75%           $ 1,505       2nd quarter 2007 drilling date
West Delta 68             LLOG            LA          8.75%           $ 1,610       Successful-completion in progress

Results of Operations


The following Results of Operations should be read in conjunction with our financial statements and the notes thereto. Management's discussion and analysis has been revised for the effects of the restatement as discussed in Note 9 to the financial statements.

Net loss. For the three months ended March 31, 2005, the net loss was approximately $0.4 million, primarily relating to management fees offset by interest income. For the period August 2, 2004 (Inception) through March 31, 2005, the net loss was approximately $8.4 million, primarily related to approximately $3.9 million of dry-hole costs, approximately $3.6 million of investment fees and approximately $1.0 million of management fees offset by interest income.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid in 2005. For the period August 2, 2004 (Inception) through March 31, 2005, investment fees incurred and paid were approximately $3.6 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005 were nil and approximately $3.9 million, respectively. Dry-hole costs incurred for the period August 2, 2004 (Inception) through March 31, 2005 related to the Vermilion 7/8 well, which was deemed as a dry-hole January 4, 2005. The Vermilion 7/8 well dry-hole costs were recognized prior to December 31, 2004 as that was the period in which a majority of the costs were incurred.

Management fees. The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $164 thousand per month. Management fees incurred and paid for the three months ended March 31, 2005, and the period August 2, 2004 (Inception) through March 31, 2005 totaled approximately $0.5 million, and $1.0 million, respectively.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the three months ended March 31, 2005 were nil. Geological costs for the period August 2, 2004 (Inception) through March 31, 2005 were approximately $22 thousand.

Casualty loss. Casualty loss for both the three months ended March 31, 2005 and for the period August 2,2004 (Inception) through March 31, 2005 was approximately $73 thousand. In March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded a $73 thousand casualty loss related to costs not recoverable through insurance.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $21 thousand and $79 thousand were incurred for the three months ended March 31, 2005 and the period August 2, 2004 (Inception) through March 31, 2005, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Interest income for both the three months ended March 31, 2005 and for the period August 2, 2004 (Inception) through March 31, 2005 was approximately $0.2 million.

Capital Resources and Liquidity

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $0.6 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expense, partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through March 31, 2005 were approximately $4.4 million, primarily related to investment and management fees paid to the Manager approximating $3.6 million and $1.0 million, respectively, partially offset by approximately $0.2 million of interest income earned on money market funds.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $1.0 million, related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through March 31, 2005 were approximately $4.8 million, related to capital expenditures for oil and gas properties.

Cash flows provided by financing activities for the three months ended March 31, 2005 were approximately $51 thousand related to the collection of subscription receivables, partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through March 31, 2005 were approximately $70.3 million, primarily related to net proceeds from the sale of shares of the Fund, which was primarily related to approximately $78.9 million for shareholders contributions, offset by syndication costs of approximately $8.6 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through March 31, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2005, such estimated capital expenditures to be spent total approximately $41.3 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of March 31, 2005
In thousands
                                    Total        Spent Through      To be Spent
                                Project Cost     March 31, 2005   Next 12 Months
                                ------------     --------------   --------------
Projects
West Cameron 77 #2  (i)            $ 9,071           $   959         $ 8,112
Main Pass 155  (ii)                 33,218                 -          33,218
                                   -------           -------         -------
                                   $42,289           $   959         $41,330
                                   -------           -------         -------

(i) Total project costs assumes the drilling of two wells, costs spent through March 31, 2005 represent drilling and completion costs associated with the first well only.
(ii) The Main Pass 155 Project was determined to be a dry-hole in July 2005. Therefore, of the estimated capital expenditures of approximately $33 million at March 31, 2005, the development capital was reallocated to three new projects in the third quarter of 2005 (East Breaks 157, Eugene Island 357 and Eugene Island 337).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.


Item 4.  Controls and Procedures


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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 19, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the year ended December 31, 2005 as included in the Fund's Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to its Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, September 30, 2005 and March 31, 2006, and Form 10-Q/A for the quarterly period ended June 30, 2005, as a result of these restatements.

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

(b)  Changes in Internal Control over Financial Reporting


In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Material Weaknesses

After examining certain transactions and reviewing reconciliations from 2004 and 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on December 19, 2006, management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include accounting principles generally accepted in the United States ("GAAP") and financial reporting procedures surrounding GAAP pre and post-closing procedures.

Management concluded the reason for these errors primarily related to the lack of technical accounting expertise relating to certain GAAP processing, recording, summarizing and reporting processes.

The Fund had the following weaknesses.

     o Insufficient training programs, and formalized policies and procedures on documenting financial controls, to ensure the ongoing application and execution of controls;
     o Staff lacking sufficient technical accounting expertise in GAAP and SEC requirements; and
     o Lack of resources necessary to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

(d)  Material Weaknesses Remediated

Management has been and is committed to remediation of weaknesses, as well as to continual improvement of the Fund's overall system of internal control over GAAP financial reporting. Management has developed and implemented remediation procedures for each of the weaknesses, and has undergone efforts to significantly strengthen the existing finance organization and systems across the Fund. These efforts included the addition of finance resources which provided technical support and oversight of financial processes. In addition, various employees attended training programs. The Fund also utilized additional resources to assist in the program management aspect of each weakness in its remediation design.

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

On December 22, 2006, management, as a result of its ongoing evaluation of the effectiveness of the Fund's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 as amended (the "34 Act") Rules 13a-15(e) and 15d-15(e)) and "internal control over financial reporting" (as defined in the 34 Act Rules 13a-15(f) and 15d-15(f)), concluded the material weaknesses disclosed in this Item 4 had been addressed and remediated.

Part II.  Other Information



Item 6. Exhibits

31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32   Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIDGEWOOD ENERGY M FUND, LLC
Dated:       April 5, 2007
                                By:   /s/  ROBERT E. SWANSON
                                     Name: Robert E. Swanson
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)
Date:        April 5, 2007
                                By:   /s/  KATHLEEN P. MCSHERRY
                                     Name: Kathleen P. McSherry
                                    Title: Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

        Exhibit Index


31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32   Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.