Form 10-Q/A
period 2005-06-30
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 2



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2005

                                            or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________to____________________



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

Explanatory Paragraph

This Amendment No. 2 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy M Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005, is a result of the restatement of our financial statements as of June 30, 2005, for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassifications of advances to operators for working interest and expenditures from unproved properties, (2) misclassifications of unproved properties, (3) incorrect accruals related to dry-hole costs, property and insurance expense, (4) the presentation of due to affiliate and (5) recording of casualty losses. In addition, our statements of cash flows have been restated for misclassification of investing and financing activities as operating activities.

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



                                                 Table of Contents
Part I - FINANCIAL INFORMATION                                                                               Page
   Item 1.  Financial Statements (Unaudited):
    Condensed Balance Sheets as of June 30, 2005 (restated) and December 31, 2004 .............................4
    Condensed Statements of Operations for the three and six months ended June 30, 2005 (restated)
        and August 2, 2004 (Inception) through June 30, 2005 (restated) .......................................5
    Condensed Statements of Cash Flows for the six months ended June 30, 2005 (restated)
        and August 2, 2004 (Inception) through June 30, 2005 (restated) .......................................6
    Notes to Unaudited Condensed Financial Statements .........................................................7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ............21
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......................................27
   Item 4.  Controls and Procedures ..........................................................................27

Part II - OTHER INFORMATION

   Item 6.  Exhibits .........................................................................................30

   SIGNATURES ................................................................................................31

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30, 2005      December 31, 2004
                                                                           -------------      -----------------
                                                                            (Restated -
                                                                             see note 9)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                               $ 56,250,889          $ 62,461,036
   Due from affiliate (Note 6)                                                   12,892                     -
   Prepaid expenses                                                               5,002                35,012
                                                                           ------------          ------------
      Total current assets                                                   56,268,783            62,496,048
                                                                           ------------          ------------
Oil and gas properties
   Advances to operators for working interests and expenditures                 201,713                     -
   Unproved properties                                                        3,321,614                     -
                                                                           ------------          ------------
      Total oil and gas properties                                            3,523,327                     -
                                                                           ------------          ------------
      Total assets                                                         $ 59,792,110          $ 62,496,048
                                                                           ============          ============
                    LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operators                                                        $     91,062          $          -
   Accrued expenses payable                                                      21,701               365,663
   Due to affiliate (Note 6)                                                          -               417,177
                                                                           ------------          ------------
      Total current liabilities                                                 112,763              782,840
                                                                           ------------          ------------
   Total Liabilities                                                            112,763               782,840
                                                                           ------------          ------------
Commitments and contingencies (Note 8)
Shareholder's  capital:
   Manager:
      Accumulated deficit                                                      (297,077)             (155,292)
                                                                           ------------          ------------
      Manager's total                                                          (297,077)             (155,292)
                                                                           ------------          ------------
   Shareholders:
   Capital contributions, and syndication costs (834 shares authorized;
      535.6818 and 536.1818 issued and outstanding as of
      June 30, 2005 and December 31, 2004, respectively)                     78,886,679            79,013,679
      Subscriptions receivable                                                        -              (680,000)
      Syndication costs                                                      (8,596,612)           (8,654,802)
      Accumulated deficit                                                   (10,313,643)           (7,810,377)
                                                                           ------------          ------------
      Shareholders' total                                                    59,976,424            61,868,500
                                                                           ------------          ------------
      Total members' capital                                                 59,679,347            61,713,208
                                                                           ------------          ------------
      Total liabilities and members' capital                               $ 59,792,110          $ 62,496,048
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

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               For the period
                                                                                               August 2, 2004
                                                      For the three       For the six            (Inception)
                                                      months ended        months ended            through
                                                      June 30,2005        June 30,2005          June 30,2005
                                                      ------------        ------------          ------------
                                                       (Restated -         (Restated -          (Restated -
                                                       see note 9)         see note 9)          see note 9)
Revenues
   Oil and gas revenue                                $          -        $          -          $          -
                                                      ------------        ------------          ------------
Expenses
   Dry hole costs                                        2,026,737           2,026,737             5,916,757
   Geological costs                                              -                   -                21,586
   Investment fees to affiliate (Note 6)                         -                   -             3,583,985
   Management fees to affiliate (Note 6)                   484,538             986,967             1,468,836
   Casualty loss                                                 -              72,700                72,700
   Other general and administrative expenses                69,394              90,466               148,850
                                                      ------------        ------------          ------------
      Total expenses                                     2,580,669           3,176,870            11,212,714
                                                      ------------        ------------          ------------
      Loss from operations                              (2,580,669)         (3,176,870)          (11,212,714)
Other income
   Interest income                                         362,785             531,819               601,994
                                                      ------------        ------------          ------------
      Total other income                                   362,785             531,819               601,994
   Net loss                                           $ (2,217,884)       $ (2,645,051)         $(10,610,720)
                                                      ------------        ------------          ------------
   Manager - Net loss                                 $    (99,729)       $   (141,785)         $   (297,077)
   Shareholders - Net loss                            $ (2,118,155)       $ (2,503,266)         $(10,313,643)
   Net loss per share                                 $     (3,954)       $     (4,673)         $    (19,253)



        The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the period
                                                                                               August 2, 2004
                                                                          For the six           (Inception)
                                                                          months ended            through
                                                                         June 30, 2005         June 30, 2005
                                                                         -------------         -------------
                                                                          (Restated -
                                                                           see note 9)
Cash flows from operating activities
   Net loss                                                              $ (2,645,051)         $(10,610,720)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Dry hole costs                                                           2,026,737             5,916,757
   Changes in assets and liabilities
      Decrease (increase) in prepaid expenses                                  30,010                (5,002)
      (Decrease) increase in accrued expenses payable                          (1,640)               21,701
      (Decrease) increase in due from affiliate/due to affiliate             (212,173)              (12,892)
                                                                         ------------          ------------
     Net cash used in operating activities                                   (802,117)           (4,690,156)
                                                                         ------------          ------------
Cash flows from investing activities
   Payments to operators for working interests and expenditures              (201,713)             (201,713)
   Capital expenditures for oil and gas properties                         (5,257,289)           (9,147,309)
                                                                         ------------          ------------
     Net cash used in investing activities                                 (5,459,002)           (9,349,022)
                                                                         ------------          ------------
Cash flows from financing activities
   Contributions from shareholders, net of subscription receivable                  -            78,886,679
   Syndication costs                                                         (560,218)           (8,596,612)
   Return of shareholder's capital contribution                              (127,000)                    -
   Collection of subscription receivable                                      680,000                     -
   Syndication costs recovered                                                 58,190                     -
                                                                         ------------          ------------
     Net cash provided by financing activities                                 50,972            70,290,067
                                                                         ------------          ------------
     Net (decrease) increase in cash and cash equivalents                  (6,210,147)           56,250,889
     Cash and cash equivalents, beginning of period                        62,461,036                     -
                                                                         ------------          ------------
     Cash and cash equivalents, end of period                            $ 56,250,889          $ 56,250,889
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

As of June 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling approximately $0.1 million and nil, respectively, related to the acquisition of oil and gas property.

    Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through June 30, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2005 and December 31, 2004, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

    Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005, the Fund had no impairments of long-lived assets.

    Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2005, and December 31, 2004, the Fund had no accumulated depletion and amortization.

    Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

    Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $56.1 million and $62.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

    Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.  Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the 2006 financial statements.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $2.0 million for both the three and six months ended June 30, 2005, compared to approximately $5.9 million for the period August 2, 2004 (Inception) through June 30, 2005. As of June 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the six months ended June 30, 2005.

                                                             June 30, 2005
                                                             -------------
         Balance - Beginning of period                          $       -

         Additions to capitalized exploratory well costs
          pending the determination of proved reserves          3,321,614
                                                               ----------
         Balance - End of period                               $3,321,614
                                                               ==========

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

There were no distributions paid by the Fund.

6.  Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005, investment fees were nil and approximately $3.6 million. In 2005, there were no investment fees incurred or paid.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions.

Management fees of approximately $0.5 million and $1.0 million were incurred and paid for the three and six months ended June 30, 2005, respectively. Management fees of approximately $1.5 million were incurred and paid for the period August 2, 2004 (Inception) through June 30, 2005.

In 2004, the Manager was paid an offering fee of approximately $2.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005 and December 31, 2004, approximately $13 thousand was due from the Manager and $0.4 million was due to the Manager, respectively.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.3 million and $0.8 million, respectively for shares sold of the Fund which are reflected in syndication costs (Note 2).

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value of Financial Instruments

As of June 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents approximate fair value.

8.  Commitment and Contingencies

    Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

During March 2005 the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded a $73 thousand casualty loss related to costs not recoverable through insurance. Estimated losses not expected to be recovered by insurance are recorded as casualty losses when the insured event occurs.

9.  Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of June 30, 2005, for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005, management identified accounting errors. Accordingly, the Fund has restated the June 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 2).

The financial statements as of June 30, 2005, for the three and six months ended June 30, 2005, and for the period August 2, 2004 (Inception) through June 30, 2005 have been restated to reflect the following adjustments:

    o Costs associated with West Cameron 77 were over accrued and have been corrected, resulting in a $3.2 million decrease in unproved properties and a corresponding decrease in due to operators.
    o Dry-hole costs incurred subsequent to June 30, 2005 which were erroneously accrued in the period ended June 30, 2005 have been corrected, resulting in approximately a $1.9 million decrease in dry-hole costs for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 and a corresponding decrease in due to operators as of June 30, 2005.
    o Payments for West Cameron 77, which were incorrectly expensed, have been corrected, resulting in approximately a $25 thousand decrease in lease operating expenses for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005, and a corresponding increase in unproved properties as of June 30, 2005. In addition, lease operating expenses were also impacted by the Fund's restatement of the March 31, 2005 financial statements, resulting in an approximate $25 thousand decrease in lease operating expenses for the six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005.
    o Insurance expense which was over accrued, has been corrected, resulting in approximately a $0.1 million decrease in other general and administrative expenses for the three and six months ended June
        30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 and a corresponding decrease in due to operators. and a corresponding decrease in due to operators as of June 30, 2005.
    o Property payments for West Cameron 77 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $0.2 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.
    o Casualty losses for the West Cameron 77 project, which were incorrectly not recorded in the quarter ended March 31, 2005, have been corrected, resulting in approximately a $73 thousand increase in casualty loss for the six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 and a corresponding decrease in unproved properties as of June 30, 2005.
    o Payables and receivables from the same affiliates were incorrectly presented and have been corrected, resulting in approximately a $5 thousand decrease in both due from affiliate and due to affiliate.

The above corrections resulted in approximately a $1.9 million decrease in net loss for the six months ended June 30, 2005, which resulted in approximately a $1.9 million decrease in shareholders' accumulated deficit and a decrease of approximately $75 thousand in Managers' accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005:

Balance Sheet Effects:
                                                         June 30, 2005
                                                         As Previously                          June 30, 2005
                          ASSETS                           Reported           Adjustments          Restated
                                                           --------           -----------          --------
Current assets:
   Due from affiliate                                    $     17,892        $     (5,000)      $     12,892
     Total current assets                                  56,273,783              (5,000)        56,268,783
Oil and gas properties
   Advances to operators for working interests
     and expenditures                                    $          -        $    201,713       $    201,713
   Unproved properties-Exploratory drilling costs           6,723,329          (3,401,715)         3,321,614
      Total oil and gas properties                          6,723,329          (3,200,002)         3,523,327
      Total assets                                       $ 62,997,112        $ (3,205,002)      $ 59,792,110
             LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operators                                      $  5,232,875        $ (5,141,813)      $     91,062
   Due to affiliate                                             5,000              (5,000)                 -
   Accrued expenses payable                                    21,721                 (20)            21,701
      Total current liabilities                             5,259,596          (5,146,833)           112,763
   Total Liabilities                                        5,259,596          (5,146,833)           112,763
Shareholder's  capital:
   Manager:
      Accumulated deficit                                    (371,628)             74,551           (297,077)
      Manager's total                                        (371,628)             74,551           (297,077)
   Shareholders:
      Accumulated deficit                                 (12,180,923)          1,867,280        (10,313,643)
      Shareholders' total                                  58,109,144           1,867,280        (59,976,424)
      Total shareholder's capital                          57,737,516           1,941,831         59,679,347
      Total liabilities and shareholder's capital        $ 62,997,112        $ (3,205,002)      $ 59,792,110

Statement of Operations Effects:                      For the three
                                                       months ended                    For the three
                                                      June 30, 2005                    months ended
                                                      As Previously                    June 30, 2005
                                                        Reported        Adjustments      Restated
                                                        --------        -----------      --------
Expenses
   Dry hole costs                                     $ 3,903,303       $(1,876,566)   $ 2,026,737
   Lease operating expenses                                25,099           (25,099)             -
   Other general and administrative expenses              157,565           (88,171)        69,394
      Total expenses                                    4,570,505        (1,989,836)     2,580,669
      Loss from operations                             (4,570,505)        1,989,836     (2,580,669)
      Net loss                                        $(4,207,720)      $ 1,989,836    $(2,217,884)
      Manager - Net loss                              $  (135,485)      $    35,756    $   (99,729)
      Shareholders - Net loss                         $(4,072,235)      $ 1,954,080    $(2,118,155)
      Net loss per share                              $    (7,602)      $     3,648    $    (3,954)



Statement of Operations Effects:                       For the six
                                                       months ended                     For the six
                                                      June 30, 2005                    months ended
                                                      As Previously                    June 30, 2005
                                                        Reported        Adjustments      Restated
                                                        --------        -----------      --------
Expenses
   Dry hole costs                                     $ 3,903,303       $(1,876,566)   $ 2,026,737
   Casualty loss                                                -            72,700         72,700
   Lease operating expenses                                49,794           (49,794)             -
   Other general and administrative expenses              178,637           (88,171)        90,466
        Total expenses                                  5,118,701        (1,941,831)     3,176,870
        Loss from operations                           (5,118,701)        1,941,831     (3,176,870)
        Net loss                                      $(4,586,882)      $ 1,941,831    $(2,645,051)
        Manager - Net loss                            $  (216,336)      $    74,551    $  (141,785)
        Shareholders - Net loss                       $(4,370,546)      $ 1,867,280    $(2,503,266)
        Net loss per share                            $    (8,159)      $     3,486    $    (4,673)


                                                     For the period
                                                     August 2, 2004                   For the period
                                                       (Inception)                    August 2, 2004
                                                        through                         (Inception)
                                                      June 30, 2005                       through
                                                      As Previously                    June 30, 2005
                                                        Reported        Adjustments      Restated
                                                        --------        -----------      --------
Expenses
   Dry hole costs                                     $  7,793,323      $ (1,876,566)  $  5,916,757
   Casualty loss                                                 -            72,700         72,700
   Lease operating expenses                                 49,794           (49,794)             -
   Other general and administrative expenses               237,021           (88,171)       148,850
        Total expenses                                  13,154,545        (1,941,831)    11,212,714
        Loss from operations                           (13,154,545)        1,941,831    (11,212,714)
        Net loss                                      $(12,552,551)     $  1,941,831   $(10,610,720)
        Manager - Net loss                            $   (371,628)     $     74,551   $   (297,077)
        Shareholders - Net loss                       $(12,180,923)     $  1,867,280   $(10,313,643)
        Net loss per share                            $    (22,739)     $      3,486   $    (19,253)


In addition to the cash flow impact of the of the above restatements, the statements of cash flows for the six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 has also been restated for the following:

    o Cash flows for syndication costs, which were incorrectly reported as operating activities, have been reclassified, resulting in approximately a $0.2 million increase in cash used in operating activities and a corresponding increase to cash provided by financing activities.
    o Cash flows for unproved properties which were incorrectly classified in operating activities have been corrected to be properly reflected as an investing activity, resulting in approximately a $65 thousand increase in cash used in operating activities and a corresponding decrease in cash used in investing activities.
    o Contributions from shareholders and syndication costs for the period August 2, 2004 (Inception) through June 30, 2005 which were incorrectly recorded have been corrected, resulting in an approximate $0.6 million increase in contributions from shareholders, a $0.1 million decrease in return of shareholders' capital contributions, a $0.7 million decrease in collection of subscription receivable and a $0.1 million decrease in syndication costs recovered.

Statement of Cash Flow Effects:                                          For the six
                                                                         months ended                       For the six
                                                                        June 30, 2005                      months ended
                                                                        As Previously                      June 30, 2005
                                                                          Reported        Adjustments        Restated
                                                                          --------        -----------        --------
Cash flows from operating activities
   Net loss                                                             $(4,586,882)      $ 1,941,831        $(2,645,051)
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Dry hole costs                                                       3,903,303        (1,876,566)         2,026,737
       Increase (decrease) in accrued expenses payable                            -            (1,640)            (1,640)
       (Decrease) in due to affiliate                                             -          (212,173)          (212,173)
       Net cash used in operating activities                               (651,866)         (150,251)          (802,117)

Cash flows from investing activities
   Payments to operators for working interests and expenditures                   -          (201,713)          (201,713)
   Capital expenditures for oil and gas properties                       (5,393,757)          136,468         (5,257,289)
     Net cash used in investing activities                               (5,393,757)          (65,245)        (5,459,002)
Cash flows from financing activities
   Syndication costs                                                       (775,714)          215,496           (560,218)
     Net cash provided by financing activities                             (164,524)          215,496             50,972


                                                                        For the period
                                                                        August 2, 2004                     For the period
                                                                          (Inception)                      August 2, 2004
                                                                           through                           (Inception)
                                                                         June 30, 2005                         through
                                                                         As Previously                      June 30, 2005
                                                                           Reported       Adjustments          Restated
                                                                           --------       -----------          --------
Cash flows from operating activities
   Net loss                                                             $(12,552,551)     $  1,941,831     $(10,610,720)
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Dry hole costs                                                        7,793,323        (1,876,566)       5,916,757
       Increase (decrease) in accrued expenses payable                        23,341            (1,640)          21,701
       Increase (decrease) in due to affiliate                               218,876          (231,768)         (12,892)
       Net cash used in operating activities                              (4,539,905)         (150,251)      (4,690,156)

Cash flows from investing activities
   Payments to operators for working interests and expenditures                    -          (201,713)        (201,713)
   Capital expenditures for oil and gas properties                        (9,283,777)          136,468       (9,147,309)
     Net cash used in investing activities                                (9,283,777)          (65,245)      (9,349,022)
Cash flows from financing activities
   Contribution from shareholders, net
     of subscription receivable                                           78,333,679           553,000       78,886,679
   Syndication costs                                                      (8,870,298)          273,686       (8,596,612)
   Return of shareholder's capital contribution                             (127,000)          127,000                -
   Collection of subscription receivable                                     680,000          (680,000)               -
   Syndication costs recovered                                                58,190           (58,190)               -

     Net cash provided by financing activities                            70,074,571           215,496       70,290,067

10. Subsequent Events

On July 29, 2005, the Fund was informed by Samson Energy, the Operator of Main Pass 155 that the project did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The well began drilling June 2005. The Fund owns a 30% working interest in Main Pass 155. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $2.0 million for the quarter ended June 30, 2005, approximately $2.0 million for the quarter ended September 30, 2005, and ($0.1) million for the quarter ended December 31, 2005, for a total of approximately $3.9 million.

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

Subsequent to June 30, 2005 the Fund has acquired a working interest in the following wells:

                                                                                 Working             Drilling
     Project                  Operator           Acquisition     Offshore       Interest %             Date
----------------------------------------------------------------------------------------------------------------------
Eugene Island 337           Devon Energy       September 2005       LA         20.00%           Discovery July 2006 -
                                                                                                Waiting on Production
Eugene Island 364             El Paso          February 2006        LA          50%             Production June 2006 -
                            Corporation                                                         Temporarily shut in for
                                                                                                 mechanical problems
Galveston 248              LLOG Exploration     October 2006        TX          8.75%                Q2 2007
                              Company
Ship Shoal 81              LLOG Exploration     October 2006        LA          8.75%                Q3 2007
                              Company
South Marsh Island 111     LLOG Exploration     October 2006        LA          8.75%                Q2 2007
                              Company
Vermillion 344             LLOG Exploration     October 2006        LA          8.75%              Successful -
                              Company                                                        completion in progress
West Delta 67              LLOG Exploration     October 2006        LA          8.75%                Q2 2007
                              Company
West Delta 68              LLOG Exploration     October 2006        LA          8.75%              Successful -
                              Company                                                        completion in progress

In September 2006, the Manager changed its policy regarding the 2.5% annual management fee. Effective September 1, 2006, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 2, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

In 2006, the Fund acquired Eugene Island 364 from El Paso Corporation ("El
Paso"). The well was deemed a success and began production in June 2006. After two months, the well encountered mechanical problems and has been shut in since for review by the partners.
                                                                   Costs Incurred
                                                     Working       Through 12/31/06
      Well Name            Operator     Offshore     Interest%      (in thousands)            Status
                                                                                    Temporarily shut in for
Eugene Island 364           El Paso       LA          50%               $ 13,035      mechanical problems

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

Net loss. For the three and six months ended June 30, 2005, net loss was approximately $2.2 million and $2.6 million, primarily relating to management fees of approximately $0.5 million and $1.0 million, respectively, and dry-hole costs of approximately $2.0 million for both periods, partially offset by interest income. For the period August 2, 2004 (Inception) through June 30, 2005, net loss was approximately $10.6 million, primarily related to dry-hole costs, investment fees and management fees of approximately $5.9 million, $3.6 million and $1.5 million, respectively, offset by interest income.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid in 2005. For the period August 2, 2004 (Inception) through June 30, 2005, investment fees incurred and paid were approximately $3.6 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 were approximately $2.0 million, $2.0 million and $5.9 million, respectively. The Fund experienced two dry-holes from inception through June 30, 2005. The Vermilion 7/8 well's costs of approximately $3.9 million were recognized for the period ended December 31, 2004. Main Pass 155 had dry-hole costs of approximately $2.0 million recognized for the three and six months ended June 30, 2005.

Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $164 thousand per month. Management fees incurred and paid for the three and six months ended June 30, 2005, and the period August 2, 2004 (Inception) through June 30, 2005 totaled approximately $0.5 million, $1.0 million, and $1.5 million, respectively.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the three and six months ended June 30, 2005 were nil. Geological costs for the period August 2, 2004 (Inception) through June 30, 2005 were approximately $22 thousand.

Casualty loss. Casualty loss for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 was approximately nil, $73 thousand and $73 thousand, respectively. In March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded a $73 thousand casualty loss related to costs not recoverable through insurance.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $69 thousand, $90 thousand and $149 thousand, respectively, were incurred for the three and six months ended June 30, 2005 and the period August 2, 2004 (Inception) through June 30, 2005, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Interest income for the three and six months ended June 30, 2005 and for the period August 2, 2004 (Inception) through June 30, 2005 were approximately $0.4 million, $0.5 million and $0.6 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the six months ended June 30, 2005 were approximately $0.8 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expense, partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through June 30, 2005 were approximately $4.7 million, primarily related to investment and management fees paid to the Manager of approximately $3.6 million and $1.5 million, respectively, partially offset by interest income earned on money market funds.

Cash flows used in investing activities for the six months ended June 30, 2005 were approximately $5.5 million, related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through June 30, 2005 were approximately $9.3 million, related to capital expenditures for oil and gas properties.

Cash flows provided by financing activities for the six months ended June 30, 2005 were approximately $51 thousand, primarily related to the collection of subscription receivable, partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through March 31, 2005 were approximately $70.3 million, primarily related to net proceeds from the sale of shares of the Fund, which was primarily related to approximately $78.9 million for shareholders contributions, offset by syndication costs of approximately $8.6 million.


The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through June 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.


Estimated Capital Expenditures


The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of June 30, 2005, such estimated capital expenditures to be spent total approximately $8.9 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2005
In thousands
                              Total Project    Spent Through      To be Spent
                                  Costs        June 30, 2005     Next 12 Months
                                  -----        -------------     --------------
   Projects
   West Cameron 77 #2 (i)         $12,247         $ 3,523           $ 8,724
   Main Pass 155  (ii)              2,056           1,848               208
                                  -------         -------           -------
                                  $14,303         $ 5,371           $ 8,932
                                  =======         =======           =======
    (i) Total project costs assumes the drilling of two wells, costs spent through June 30, 2005 represent drilling and completion costs associated with the first well only.
   (ii) The Main Pass 155 Project was determined to be a dry-hole in July 2005. Therefore, of the estimated capital expenditures of approximately $33 million at March 31, 2005, the development capital was reallocated to three new projects in the third quarter of 2005 (East Breaks 157, Eugene Island 357 and Eugene Island 337).

Item 3. Quantitative and Qualitative Disclosures about Market Risk


The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended June 30, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.


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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 19, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the year ended December 31, 2005 as included in the Fund's Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, September 30, 2005 and March 31, 2006, and Form 10-Q/A for the quarterly period ended June 30, 2005, as a result of these restatements.

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

(b)  Changes in Internal Control over Financial Reporting


In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A (Amendment No. 2) report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 5, 2007                     RIDGEWOOD ENERGY M FUND, LLC

                               By:    /s/ ROBERT E. SWANSON
                                    Name: Robert E. Swanson
                                   Title: President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  April 5, 2007
                               By:    /s/ KATHLEEN P. MCSHERRY
                                    Name: Kathleen P. McSherry
                                   Title: Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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