Form 10-Q/A
period 2005-09-30
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy M Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005, is a result of the restatement of our financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassification of the salvage fund from cash and cash equivalents and advance to operators for working interests and expenditures from unproved properties, (2) misclassifications of proved properties and dry holes, (3) incorrect accruals related to dry-hole costs, unproved property and insurance expense, and (4) recording of asset retirement obligations and casualty losses. In addition, our statements of cash flows have been restated for the misclassification of investing activities as operating activities.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

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

                                Table of Contents



Part I - FINANCIAL INFORMATION                                                                                      Page

     Item 1.  Financial Statements (Unaudited):

      Condensed Balance Sheets as of September 30, 2005 (restated) and December 31, 2004 ............................ 4
      Condensed Statements of Operations for the three and nine months ended  September 30, 2005 (restated), and August 2, 2004 (Inception) through September 30, 2005 (restated) .......................................... 5
      Condensed Statements of Cash Flows for the nine months ended September 30, 2005 (restated), and August 2, 2004 (Inception) through September 30, 2005 (restated) ...................................... 6
      Notes to Unaudited Condensed Financial Statements ............................................................. 7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .................21
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............................................28
     Item 4.  Controls and Procedures ...............................................................................28

Part II - OTHER INFORMATION

     Item 6.  Exhibits ..............................................................................................31

     SIGNATURES .....................................................................................................32

                   RIDGEWOOD ENERGY M FUND, LLC
                 (An exploratory stage enterprise)
                     CONDENSED BALANCE SHEETS
                            (Unaudited)

                                                                     September 30, 2005       December 31, 2004
                                                                     ------------------       -----------------
                                                                         (Restated -
                                                                          see note 9)
                              ASSETS
Current assets:
    Cash and cash equivalents                                             $ 52,630,423          $ 62,461,036
    Prepaid expenses                                                            35,327                35,012
                                                                          ------------          ------------
       Total current assets                                                 52,665,750            62,496,048
                                                                          ------------          ------------
Salvage fund                                                                 1,005,866                     -
                                                                          ------------          ------------
Oil and gas properties
    Advance to operator for working interests and expenditures                  99,000                     -
    Proved properties                                                        6,255,052                     -
    Unproved properties                                                        219,503                     -
                                                                          ------------          ------------
       Total oil and gas properties                                          6,573,555                     -
                                                                          ------------          ------------
       Total assets                                                       $ 60,245,171          $ 62,496,048
                                                                          ============          ============

                 LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                                      $  2,693,754          $          -
    Accrued expenses payable                                                    83,050               365,663
    Due to affiliate (Note 6)                                                    5,000               417,177
                                                                          ------------          ------------
       Total current liabilities                                             2,781,804               782,840
                                                                          ------------          ------------

Non-current liabilities:
    Asset retirement obligations                                                23,059                     -
                                                                          ------------          ------------
       Total non-current liabilities                                            23,059                     -
                                                                          ------------          ------------
    Total liabilities                                                        2,804,863               782,840
                                                                          ------------          ------------
Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Accumulated deficit                                                    (400,449)             (155,292)
                                                                          ------------          ------------
       Manager's total                                                        (400,449)             (155,292)
                                                                          ------------          ------------

    Shareholders:
    Capital contributions, and syndication costs (834 shares authorized;    78,886,679            79,013,679
        535.6818 and 536.1818  issued and outstanding as of
       December 31, 2005  December 31, 2004, respectively)
       Subscriptions receivable                                                      -              (680,000)
       Syndication costs                                                    (8,596,612)           (8,654,802)
       Accumulated deficit                                                 (12,449,310)           (7,810,377)
                                                                          ------------          ------------
       Shareholders' total                                                  57,840,757            61,868,500
                                                                          ------------          ------------
       Total members' capital                                               57,440,308            61,713,208
                                                                          ------------          ------------
       Total liabilities and members' capital                             $ 60,245,171          $ 62,496,048
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

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  For the period
                                                                                                  August 2, 2004
                                                        Three months         Nine months            (Inception)
                                                           ended               ended                 through
                                                     September 30, 2005   September 30, 2005    September 30, 2005
                                                         (Restated -          (Restated -           (Restated -
                                                          see note 9)         see note 9)            see note 9)
                                                          -----------         -----------            -----------
Revenues
        Total revenues                                    $          -          $          -          $          -
                                                          ------------          ------------          ------------

Expenses
     Dry hole costs                                          2,028,648             4,055,385             7,945,405
     Geological costs                                                -                     -                21,586
     Investment fees to affiliate (Note 6)                           -                     -             3,583,985
     Management fees to affiliate  (Note 6)                    491,639             1,478,606             1,960,475
     Casualty loss                                                   -                72,700                72,700
     Other general and administrative expenses                  86,800               177,266               235,650
                                                          ------------          ------------          ------------
         Total expenses                                      2,607,087             5,783,957            13,819,801
                                                          ------------          ------------          ------------
         Loss from operations                               (2,607,087)           (5,783,957)          (13,819,801)

Other income
     Interest income                                           368,048               899,867               970,042
                                                          ------------          ------------          ------------
         Total other income                                    368,048               899,867               970,042

         Net loss                                         $ (2,239,039)         $ (4,884,090)         $(12,849,759)
                                                          ============          ============          ============

         Manager - Net loss                               $   (103,372)         $   (245,157)         $   (400,449)
         Shareholders - Net loss                          $ (2,135,667)         $ (4,638,933)         $(12,449,310)
         Net loss per share                               $     (3,987)         $     (8,660)         $    (23,240)


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                      RIDGEWOOD ENERGY M FUND, LLC
                    (An exploratory stage enterprise)
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                                       For the period
                                                                                                      August 2, 2004
                                                                               For the nine             (Inception)
                                                                              months ended                 through
                                                                           September 30, 2005       September 30, 2005
                                                                           ------------------       ------------------
                                                                               (Restated -
                                                                                see note 9)
Cash flows from operating activities
    Net loss                                                                   $ (4,884,090)          $(12,849,759)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Dry hole costs                                                             4,055,385              7,945,405
       Changes in assets and liabilities
          (Increase) in prepaid expenses                                               (315)               (35,327)
          Increase in accrued expenses payable                                       59,709                 83,050
          (Decrease) increase in due to affiliate                                  (194,281)                 5,000
                                                                               ------------           ------------
          Net cash used in operating activities                                    (963,592)            (4,851,631)
                                                                               ------------           ------------

Cash flows from investing activities
    Payments to operators for working interests and expenditures                    (99,000)               (99,000)
    Capital expenditures for oil and gas properties                              (7,813,127)           (11,703,147)
    Funding of salvage fund                                                      (1,000,000)            (1,000,000)
    Interest income reinvested in salvage fund                                       (5,866)                (5,866)
                                                                               ------------           ------------
       Net cash used in investing activities                                     (8,917,993)           (12,808,013)
                                                                               ------------           ------------

Cash flows from financing activities
    Contributions from shareholders, net of subscription receivable                       -             78,886,679
    Syndication costs                                                              (560,218)            (8,596,612)
    Return of shareholder's capital contribution                                   (127,000)                     -
    Collection of subscription receivable                                           680,000                      -
    Syndication costs recovered                                                      58,190                      -
                                                                               ------------           ------------
       Net cash provided by financing activities                                     50,972             70,290,067
                                                                               ------------           ------------
          Net (decrease) increase in cash and cash equivalents                   (9,830,613)            52,630,423
          Cash and cash equivalents, beginning of period                         62,461,036                      -
                                                                               ------------           ------------
          Cash and cash equivalents, end of period                             $ 52,630,423           $ 52,630,423
                                                                               ============           ============


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY M FUND, LLC
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy M Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of September 7, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is August 2, 2004, the Fund did not begin operations until September 7, 2004 when it began its private offering of shares.

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

As of September 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling approximately $2.7 million and nil, respectively, related to the acquisition of oil and gas property.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through September 30, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2005 and December 31, 2004, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                           September 30, 2005
                                           -----------------

Balance - Beginning of period                   $       -

Liabilities incurred                              240,379
Liabilities settled                              (217,320)
                                                ---------
Balance - End of period                         $  23,059
                                                =========

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The Fund does not expect adoption of FIN 47 to have an impact on the Fund's 2005 financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2005 and December 31, 2004, the Fund had no accumulated depletion and amortization.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $52.4 million and $62.3 million, respectively inclusive of the salvage fund. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of September 30, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $2.0 million and $4.1 million for the three and nine months ended September 30, 2005, compared to approximately $7.9 million for the period August 2, 2004 (Inception) through September 30, 2005, respectively. As of September 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the nine months ended September 30, 2005.


                                                        September 30, 2005
                                                        ------------------

Balance - Beginning of period                              $         -

Additions to capitalized exploratory well costs
  pending the determination of proved reserves               6,474,555
Reclassifications to proved properties based on
  the determination of proved reserves                      (6,255,052)
                                                           -----------
Balance - End of period                                    $   219,503
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

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005, investment fees were nil and approximately $3.6 million. In 2005, there were no investment fees incurred or paid.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.5 million and $1.5 million were incurred and paid for the three and nine months ended September 30, 2005, respectively. Management fees of approximately $2.0 million were incurred and paid for the period August 2, 2004 (Inception) through September 30, 2005.

In 2004, the Manager was paid an offering fee of approximately $2.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2005 and December 31, 2004, approximately $5 thousand and $0.4 million was due to the Manager, respectively.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.3 million and $0.8 million, respectively; for shares sold of the Fund which are reflected in syndication costs (Note 2).

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.


7.  Fair Value of Financial Instruments

As of September 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents and salvage fund approximate fair value.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005 management identified accounting errors. Accordingly, the Fund has restated the September 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005, and for the period August 2, 2004 (Inception) through September 30, 2005 have been restated to reflect the following adjustments:


     o Dry-hole costs incurred subsequent to June 30, 2005 which were erroneously accrued in the period ended June 30, 2005 have been corrected, resulting in approximately a $2.0 million increase in dry-hole costs for the three months ended September 30, 2005.
     o Dry-hole costs, which were over accrued, have been corrected, resulting in approximately an $37 thousand decrease in dry-hole costs for the three and nine months ended September 30, 2005, and for the period August 2, 2004 (Inception) through September 30, 2005, and a corresponding decrease in due to operators as of September 30, 2005.
     o Lease operating expenses, which were incorrectly recorded, have been corrected, resulting in approximately a $652 decrease in lease operating expenses for the three months ended September 30, 2005. In addition, lease operating expenses were also impacted by the Fund's restatement of the March 31, 2005 and June 30, 2005 financial statements, resulting in an approximate $50 thousand decrease in lease operating expenses for the nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005 and a corresponding increase in proved properties.
     o Proved properties related to West Cameron 77 #2, which were erroneously recorded as unproved properties have been corrected, resulting in approximately a $6.3 million increase in proved properties and a corresponding decrease in unproved properties.
     o Dry-hole costs which were incorrectly classified have been corrected, resulting in approximately a $0.1 million increase in dry-hole costs and a corresponding decrease in other general and administrative expenses for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005.
     o Other general and administrative expenses were impacted by the Fund's restatement of the June 30, 2005 financial statements, which resulted in a $0.1 million increase in other general and administrative expense for the three months ended September 30, 2005.
     o The salvage fund which was incorrectly included as cash and cash equivalents has been broken out separately into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Unproved properties which were over accrued, have been corrected, resulting in approximately a $5.7 million decrease in unproved properties and a corresponding decrease in due to operators.
     o Payments to Operators for working interests and expenditures which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interest and expenditures resulting in approximately a $0.1 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.
     o Asset retirement obligations, which were erroneously not recorded, have been recorded, resulting in a $23 thousand increase in asset retirement obligations and a corresponding increase in proved properties.
     o Casualty losses for the West Cameron 77 #2 project which were incorrectly not recorded in the quarter ended March 31, 2005, have been corrected, resulting in approximately a $73 thousand increase in casualty loss for the nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005 and a corresponding decrease in proved properties as of September 30, 2005.

The above corrections resulted in approximately a $15 thousand decrease in net loss for the nine month period September 30, 2005, which resulted in approximately a $45 thousand increase in shareholders' accumulated deficit and approximately a $60 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005:

Balance Sheet Effects:                                          September 30, 2005
                                                                  As Previously                           September 30, 2005
                      ASSETS                                         Reported           Adjustments            Restated
                                                                     --------           -----------            --------
Current assets:
    Cash and cash equivalents                                     $ 53,636,289        $ (1,005,866)         $ 52,630,423
       Total current assets                                         53,671,616          (1,005,866)           52,665,750
Salvage fund                                                                 -           1,005,866             1,005,866
Oil and gas properties
    Advances to operators for working interests
       and expenditures                                                      -              99,000                99,000
    Proved properties                                                        -           6,255,052             6,255,052
    Unproved properties                                             12,314,856         (12,095,353)              219,503

       Total oil and gas properties                                 12,314,856          (5,741,301)            6,573,555
       Total assets                                               $ 65,986,472        $ (5,741,301)         $ 60,245,171
              LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                              $  8,472,896        $ (5,779,142)         $  2,693,754
       Total current liabilities                                     8,560,946          (5,779,142)            2,781,804

Non-current liabilities:
    Asset retirement obligations                                             -              23,059                23,059

       Total non-current liabilities                                         -              23,059                23,059

    Total Liabilities                                                8,560,946          (5,756,083)            2,804,863
Shareholder's capital:
    Manager:
       Accumulated deficit                                            (460,012)             59,563              (400,449)
       Manager's total                                                (460,012)             59,563              (400,449)
    Shareholders:
       Accumulated deficit                                         (12,404,529)            (44,781)          (12,449,310)
       Shareholders' total                                          57,885,538             (44,781)          (57,840,757)
       Total members' capital                                       57,425,526              14,782            57,440,308
       Total liabilities and members' capital                     $ 65,986,472        $ (5,741,301)         $ 60,245,171

Statement of Operations Effects:

                                                    For the three
                                                     months ended                              For the three
                                                 September 30, 2005                             months ended
                                                    As Previously                            September 30, 2005
                                                      Reported            Adjustments             Restated
                                                      --------            -----------             --------
Expenses
Dry hole costs                                     $    71,008            $ 1,957,640            $ 2,028,648
Lease operating expenses                                   652                   (652)                     -
Other general and administrative expenses              116,739                (29,939)                86,800
  Total expenses                                       680,038              1,927,049              2,607,087
  Loss from operations                                (680,038)            (1,927,049)            (2,607,087)
  Net loss                                         $  (311,990)           $(1,927,049)           $(2,239,039)
  Manager - Net loss                               $   (88,384)           $   (14,988)           $  (103,372)
  Shareholders - Net loss                          $  (223,606)           $(1,912,061)           $(2,135,667)
  Net loss per share                               $      (417)           $    (3,569)           $    (3,987)



                                                 For the nine months
                                                   ended September                               For the nine
                                                      30, 2005                                   months ended
                                                   As Previously                              September 30, 2005
                                                      Reported            Adjustments              Restated
                                                      --------            -----------              --------
Expenses
Dry hole costs                                     $ 3,974,311            $    81,074            $ 4,055,385
Lease operating expenses                                50,446                (50,446)                     -
Casualty loss                                                -                 72,700                 72,700
Other general and administrative expenses              295,376               (118,110)               177,266
  Total expenses                                     5,798,739                (14,782)             5,783,957
  Loss from operations                              (5,798,739)                14,782             (5,783,957)
  Net loss                                         $(4,898,872)           $    14,782            $(4,884,090)
  Manager - Net loss                               $  (304,720)           $    59,563            $  (245,157)
  Shareholders - Net loss                          $(4,594,152)           $   (44,781)           $(4,638,933)
  Net loss per share                               $    (8,576)           $       (84)           $    (8,660)

                                                   For the Period
                                                   August 2, 2004                                For the Period
                                                (Inception) through                               August 2, 2004
                                                 September 30, 2005                           (Inception) through
                                                   As Previously                               September 30, 2005
                                                      Reported            Adjustments               Restated
                                                      --------            -----------               --------
Expenses
Dry hole costs                                     $  7,864,331           $     81,074           $  7,945,405
Investment fees to affiliate                          3,581,760                  2,225              3,583,985
Lease operating expenses                                 50,446                (50,446)                     -
Casualty loss                                                 -                 72,700                 72,700
Other general and administrative expenses               355,985               (120,335)               235,650
  Total expenses                                     13,834,583                (14,782)            13,819,801
  Loss from operations                              (13,834,583)                14,782            (13,819,801)
  Net loss                                         $(12,864,541)          $     14,782           $(12,849,759)
  Manager - Net loss                               $   (460,012)          $     59,563           $   (400,449)
  Shareholders - Net loss                          $(12,404,529)          $    (44,781)          $(12,449,310)
  Net loss per share                               $    (23,157)          $        (84)          $    (23,240)

In addition to the cash flow impact of the above restatement adjustments, the statements of cash flows statement for the nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005 has also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $6 thousand decrease to cash used in operating activities and a corresponding increase in cash provided by investing activities.
     o Capital expenditures for unproved properties which were incorrectly classified as cash flows used in operating activities have been corrected to be properly reflected as an investing activity, resulting in approximately a $70 thousand decrease in cash used in operating activities and a corresponding increase in cash used in investing activities.
     o Contributions from shareholders and syndication costs for the period August 2, 2004 (Inception) through September 30, 2005 which were incorrectly recorded have been corrected, resulting in an approximate $0.6 million increase in contributions from shareholders, a $0.1 million decrease in syndication costs a $0.1 million decrease in return of shareholders' capital contributions, a $0.7 million decrease in collection of subscription receivable and a $0.1 million decrease in syndication costs recovered.

Statement of Cash Flow Effects:                                 For the nine
                                                                 months ended                          For the nine
                                                             September 30, 2005                         months ended
                                                                As Previously                       September 30, 2005
                                                                  Reported         Adjustments            Restated
                                                                  --------         -----------            --------
Cash flows from operating activities
    Net loss                                                    $(4,898,872)       $    14,782          $(4,884,090)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Dry hole costs                                              3,974,311             81,074            4,055,385
      Changes in assets and liabilities
        Increase in accrued expenses payable                         61,329             (1,620)              59,709
        (Decrease) increase in due to affiliate                    (215,496)            21,215             (194,281)
        Net cash used in operating activities                    (1,059,448)            95,856             (963,592)
Cash flows from investing activities
    Payments to operators for working interests
     expenditures                                                         -            (99,000)             (99,000)
    Capital expenditures for oil and gas properties              (7,816,271)             3,144           (7,813,127)
    Funding of salvage fund                                               -         (1,000,000)          (1,000,000)
    Interest income reinvested in salvage fund                            -             (5,866)              (5,866)
      Net cash used in investing activities                      (7,816,271)        (1,101,722)          (8,917,993)
        Net (decrease) increase in cash and
            cash equivalents                                     (8,824,747)        (1,005,866)          (9,830,613)

                                                               For the period
                                                               August 2, 2004                           For the period
                                                                 (Inception)                            August 2, 2004
                                                                    through                               (Inception)
                                                             September 30, 2005                            through
                                                                As Previously                          September 30, 2005
                                                                   Reported          Adjustments           Restated
                                                                   --------          -----------           --------
Cash flows from operating activities
    Net loss                                                   $(12,864,541)      $     14,782          $(12,849,759)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Dry hole costs                                              7,864,331             81,074             7,945,405
        Increase in accrued expenses payable                         84,670             (1,620)               83,050
        (Decrease) increase in due to affiliate                       3,380              1,620                 5,000
        Net cash used in operating activities                    (4,947,487)            95,856            (4,851,631)
Cash flows from investing activities
    Capital expenditures for oil and gas properties             (11,706,291)             3,144           (11,703,147)
    Funding of salvage fund                                               -         (1,000,000)           (1,000,000)
    Interest income reinvested in salvage fund                            -             (5,866)               (5,866)
    Net cash used in investing activities                       (11,706,291)        (1,101,722)          (12,808,013)
Cash flows from financing activities
   Contributions from shareholders, net of
    subscription receivable                                      78,333,679            553,000            78,886,679
   Syndication costs                                             (8,654,802)            58,190            (8,596,612)
   Return of shareholder's capital contribution                    (127,000)           127,000                     -
   Collection of subscription receivable                            680,000           (680,000)                    -
   Syndication costs recovered                                       58,190            (58,190)                    -


10.  Subsequent Events

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

Subsequent to September 30, 2005 the Fund has acquired a working interest in the following wells:

                                                                                  Working             Drilling
         Project                  Operator           Acquisition     Offshore    Interest %              Date
------------------------------------------------------------------------------------------------------------------------
Eugene Island 364               El Paso             February 2006        LA         50%           Production June 2006 -
                              Corporation                                                        Temporarily shut in for
                                                                                                   mechanical problem
Galveston 248              LLOG Exploration         October 2006        TX         8.75%               Q2 2007
                               Company
Ship Shoal 81              LLOG Exploration         October 2006        LA         8.75%               Q3 2007
                               Company
South Marsh Island 111     LLOG Exploration         October 2006        LA         8.75%               Q2 2007
                               Company
Vermillion 344             LLOG Exploration         October 2006        LA         8.75%             Successful -
                               Company                                                          completion in progress
West Delta 67              LLOG Exploration         October 2006        LA         8.75%               Q2 2007
                               Company
West Delta 68              LLOG Exploration         October 2006        LA         8.75%             Successful -
                               Company                                                          completion in progress

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

Net loss. For the three and nine months ended September 30, 2005, net loss was approximately $2.2 million and $4.9 million, respectively, primarily related to dry-hole costs and management fees. For the period August 2, 2004 (Inception) through September 30, 2005 the net loss was approximately $12.8 million, primarily related to dry-hole costs, investment fees and management fees of approximately $7.9 million, $3.6 million and $2.0 million, respectively.

Investment fees. The manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid in 2005. For the period August 2, 2004 (Inception) through September 30, 2005, investment fees incurred and paid were approximately $3.6 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be capable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005, were approximately $2.0 million, $4.1 million and $7.9 million, respectively. The fund experienced two dry-holes from inception through September 30, 2005. The Vermilion 7/8 well's costs of approximately $3.9 million were recognized for the period ended December 31, 2004. Main Pass 155 had dry-hole costs of approximately $2.0 million and $4.0 million recognized for the three and nine months ended September 30, 2005, respectively.

Management fees. The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $164 thousand per month. Management fees incurred and paid for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005, were approximately $0.5 million, $1.5 million, and $2.0 million, respectively.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 #2 well. Geological costs for the three and nine months ended September 30, 2005 were nil. Geological costs for the period August 2, 2004 (Inception) through September 30, 2005 were approximately $22 thousand.

Casualty losses. Casualty losses for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005 were approximately nil, $73 thousand and $73 thousand, respectively. In March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded a $73 thousand casualty loss related to costs not recoverable through insurance.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million and $0.2 million, respectively, were incurred for the three and nine months ended September 30, 2005, respectively. For the period August 2, 2004 (Inception) through September 30, 2005, general and administrative expenses were approximately $0.2 million.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Interest income for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2005, were approximately $0.4 million, $0.9 million, and $1.0 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the nine months ended September 30, 2005 were approximately $1.0 million, primarily related to cash expenditures for management fees and general and administrative fees, partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through September 30, 2005 were approximately $4.9 million, primarily related to investment and management fees paid to the Manager approximating $5.5 million, partially offset by interest income received from money market funds.

Cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $8.9 million, related to payments to operators for working interests and expenditures and capital expenditures for oil and gas properties and the funding of the salvage fund. Investing activities related to properties are for the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through September 30, 2005 were approximately $12.8 million, related to payments to operators for working interests and expenditures and capital expenditures for oil and gas properties and the funding of the salvage fund.

Cash flows provided by financing activities for the nine months ended September 30, 2005 were approximately $51 thousand, primarily related to the collection of subscription receivable, partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through September 30, 2005 represents approximately $70.3 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised primarily of approximately $78.9 million shareholders contributions offset by syndication costs of approximately $8.6 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through September 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of September 30, 2005, such estimated capital expenditures to be spent total approximately $39.1 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of September 30, 2005                                             Spent Through
(In thousands)                                     Total Project     September 30,           To be Spent
                                                       Costs             2005              Next 12 Months
                                                   ------------      ------------          ------------
Projects
West Cameron 77 #2 (i) (ii)                          $13,100            $ 6,255               $ 6,845
East Breaks 157 (ii) (iii)                            16,819                130                16,689
Eugene Island 357 (ii) (iii)                           8,190                 40                 8,150
Eugene Island 337 (ii) (iv)                            7,703                248                 7,455
                                                     -------            -------               -------
                                                     $45,812            $ 6,673               $39,139
                                                     =======            =======               =======

    (i) Total project costs assumes the drilling of two wells, costs spent through September 30, 2005 represent drilling and completion costs associated with the first well only.
    (ii) Budget amounts assume that the wells are commercially successful. If any of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.
    (iii) East Breaks 157 and Eugene Island 357 were determined to be dry-holes in March 2006.
    (iv) Eugene Island 337 determined to be successful in July 2006, production expected in April 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

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