Form 10-Q/A
period 2006-03-31
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy M Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006, is a result of the restatement of our financial statements as of and for the period ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006.

We are restating our previously reported financial information for these periods to correct for the following: (1) misclassifications of proved properties, (2) erroneous calculation of casualty loss, (3) under accrual of dry-hole costs, and
(4) recording of asset retirement obligations, related accretion expense and interest income. In addition, our statements of cashflows have been restated for misclassifications of investing activities as operating activities.

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

                                              Table of Contents


Part I - FINANCIAL INFORMATION                                                                                         Page
     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of March 31, 2006 (restated) and December 31, 2005 .....................................4
      Condensed Statements of Operations for the three months ended March 31, 2006 (restated) and 2005 and for the Period August 2, 2004 (Inception) through March 31, 2006 (restated) ...................................5
      Condensed Statements of Cash Flows for the three months ended March 31, 2006 (restated) and 2005 and for the Period August 2, 2004 (Inception) through March 31, 2006 (restated) ...................................6
      Notes to Unaudited Condensed Financial Statements ..................................................................7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....................23
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................................31
     Item 4.  Controls and Procedures ...................................................................................31

Part II - OTHER INFORMATION

     Item 6.  Exhibits ..................................................................................................34

     SIGNATURES .........................................................................................................35

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                        March 31, 2006       December 31, 2005
                                                        --------------       -----------------
                                                           (Restated -
                                                           see note 9)
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $ 28,758,387            $ 43,453,700
   Short-term investment in marketable securities           15,096,781                      --
   Insurance receivable                                             --               1,235,351
   Prepaid expenses                                             14,134                  24,730
                                                          ------------            ------------
    Total current assets                                    43,869,302              44,713,781
                                                          ------------            ------------
Salvage fund                                                 1,023,627               1,013,612
                                                          ------------            ------------
Oil and gas properties
   Advances to operators for working interests
     and expenditures                                              --                4,365,943
   Proved properties                                         7,845,021               7,052,187
   Unproved properties                                         200,490                 464,748
                                                          ------------            ------------
    Total oil and gas properties                             8,045,511              11,882,878
                                                          ------------            ------------
    Total assets                                          $ 52,938,440            $ 57,610,271
                                                          ============            ============

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operators                                       $  1,897,733            $    477,117
   Accrued expenses payable                                    113,727                  44,671
   Due to affiliate (Note 6)                                     4,195                      --
                                                          ------------            ------------
    Total current liabilities                                2,015,655                 521,788
                                                          ------------            ------------

Non-current liabilities:
   Asset retirement obligations                                132,584                  23,145
                                                          ------------            ------------
    Total non-current liabilities                              132,584                  23,145
                                                          ------------            ------------
   Total liabilities                                         2,148,239                 544,933
                                                          ------------            ------------

Commitments and contingencies (Note 8)
Members' capital:
   Manager:
    Accumulated deficit                                       (616,599)               (478,483)
                                                          ------------            ------------
    Manager's total                                           (616,599)               (478,483)
                                                          ------------            ------------
   Shareholders:
    Capital contributions, and syndication costs
    (834 shares authorized; 535.6818 issued and
    outstanding)                                            78,886,679              78,886,679
    Syndication costs                                       (8,596,612)             (8,596,612)
    Deficit accumulated during the exploratory stage       (18,883,267)            (12,746,246)
                                                          ------------            ------------
    Shareholders' total                                     51,406,800              57,543,821
                                                          ------------            ------------
    Total members' capital                                  50,790,201              57,065,338
                                                          ------------            ------------
    Total liabilities and members' capital                $ 52,938,440            $ 57,610,271
                                                          ============            ============

The accompanying notes are an integral part of these unaudited condensed financial statements

                          RIDGEWOOD ENERGY M FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              For the period
                                                For the three          For the three          August 2, 2004
                                                 months ended           months ended       (Inception) through
                                                March 31, 2006         March 31, 2005         March 31, 2006
                                                --------------         --------------         --------------
                                                  (Restated -                                   (Restated -
                                                  see note 9)                                   see note 9)
Revenues
     Oil and gas revenues                        $          -           $          -           $          -
                                                 ------------           ------------           ------------
Expenses
   Dry hole costs                                   6,156,515                      -             14,101,920
   Accretion expense                                      259                                           345
   Geological costs                                         -                      -                221,586
   Investment fees to affiliate (Note 6)                    -                      -              3,583,985
   Management fees to affiliate (Note 6)              493,044                502,429              2,946,564
   Other general and administrative expenses           47,276                 21,072                320,483
   Casualty loss                                            -                 72,700                109,900
                                                 ------------           ------------           ------------
     Total expenses                                 6,697,094                596,201             21,284,783
                                                 ------------           ------------           ------------
     Loss from operations                          (6,697,094)              (596,201)           (21,284,783)

Other income
   Interest income                                    421,957                169,034              1,784,917
                                                 ------------           ------------           ------------
     Total other income                               421,957                169,034              1,784,917
     Net loss                                    $ (6,275,137)          $   (427,167)          $(19,499,866)
                                                 ============           ============           ============
     Manager - Net loss                          $   (138,116)          $    (42,056)          $   (616,599)
     Shareholders - Net loss                     $ (6,137,021)          $   (385,111)          $(18,883,267)
     Net loss per share                          $    (11,456)          $       (719)          $    (35,251)

        The accompanying notes are an integral part of these unaudited condensed financial statements.

                              RIDGEWOOD ENERGY M FUND, LLC
                            (An exploratory stage enterprise)
                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                                                    For the period
                                                                                For the Three     For the Three    August 2, 2004
                                                                                 Months Ended      Months Ended  (Inception) through
                                                                                March 31, 2006    March 31, 2005   March 31, 2006
                                                                                --------------    --------------   --------------
                                                                                  (Restated -                         (Restated -
                                                                                   see note 9)                        see note 9)
Cash flows from operating activities
   Net loss                                                                      $ (6,275,137)     $   (427,167)     $(19,499,866)
   Adjustments to reconcile net loss to net cash
      used in operating activities
     Dry hole costs                                                                 6,156,515                 -        14,101,920
     Accretion expense                                                                    259                 -               345
     Interest earned on marketable securities                                         (96,827)                -           (96,827)
     Changes in assets and liabilities
      Decrease (increase) in prepaid expenses                                          10,596            15,005           (14,134)
      Increase (decrease) in accrued expenses payable                                  69,056           (11,091)          113,727
      Increase (decrease) in due to affiliate                                           4,195          (213,876)            4,195
      Increase in due to operators                                                          -            72,700                 -
                                                                                 ------------      ------------      ------------
      Net cash used in operating activities                                          (131,343)         (564,429)       (5,390,640)
                                                                                 ------------      ------------      ------------
Cash flows from investing activities
   Capital expenditures for oil and gas properties                                   (789,352)         (953,279)      (20,117,459)
   Proceeds from insurance receivable                                               1,235,351                 -                 -
   Funding of salvage fund                                                                  -                 -        (1,000,000)
   Interest income reinvested - salvage fund                                          (10,015)                -           (23,627)
   Investment in marketable securities                                            (14,999,954)                -       (14,999,954)
                                                                                 ------------      ------------      ------------
     Net cash used in investing activities                                        (14,563,970)         (953,279)      (36,141,040)
                                                                                 ------------      ------------      ------------
Cash flows from financing activities
   Contributions from shareholders, net of subscription receivable                          -                 -        78,886,679
   Syndication costs paid                                                                   -          (560,218)       (8,596,612)
   Return of shareholder's capital contribution                                             -          (127,000)                -
   Collection of subscription receivable                                                    -           680,000                 -
   Syndication costs recovered                                                              -            58,190                 -
                                                                                 ------------      ------------      ------------
     Net cash provided by financing activities                                              -            50,972        70,290,067
                                                                                 ------------      ------------      ------------
      Net (decrease) increase in cash and cash equivalents                        (14,695,313)       (1,466,736)       28,758,387
      Cash and cash equivalents, beginning of period                               43,453,700        62,461,036
                                                                                 ------------      ------------      ------------
      Cash and cash equivalents, end of period                                   $ 28,758,387      $ 60,994,300      $ 28,758,387
                                                                                 ============      ============      ============
Supplemental schedule of noncash investing activities
      Advances used for capital expenditures in oil and gas properties
      reclassified to dry hole costs                                             $  4,365,943      $          -      $          -
                                                                                 ============      ============      ============

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

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC").

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

As of March 31, 2006 and December 31, 2005, amounts recorded in due to operators totaling approximately $1.9 million and $0.5 million, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through March 31, 2006.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2006 and December 31, 2005, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                                   March 31, 2006
                                                   --------------
                  Balance - Beginning of period      $  23,145

                  Liabilities incurred                 416,466
                  Liabilities settled                 (307,286)
                  Accretion expense                        259
                                                     ---------
                  Balance - End of period            $ 132,584
                                                     =========


In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 was effective for calendar year-end entities no later than December 31, 2005. The adoption of FIN 47 did not have an impact on the Fund's financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2006 and 2005 and for the period August 2, 2004 (Inception) through March 31, 2006, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2006 and December 31, 2005, the Fund had no accumulated depletion and amortization.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $28.6 million and $43.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

     Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of March 31, 2006 held to maturity investments of approximately $16.1 million, inclusive of the salvage fund will mature in August 2006.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.       Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the financial statements.

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have an impact on the financial statements.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs for both the three months ended March 31, 2006 and 2005 and for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $6.2 million, nil and approximately $14.1 million, respectively. As of March 31, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summaries unproved properties and related activity for the three months ended March 31, 2006.

                                                               March 31, 2006
                                                               --------------

          Balance - Beginning of period                          $  464,748

          Additions to capitalized exploratory well costs
            pending the determination of proved reserves              7,319
          Capitalizated exploratory well
            costs charged to dry-hole costs                        (271,572)
                                                                 ----------
          Balance - End of period                                $  200,490
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

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees for both the three months ended March 31, 2006 and 2005. For the period August 2, 2004 (Inception) through March 31, 2006, investment fees were approximately $3.6 million.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.5 million, $0.5 million and $2.9 million were incurred and paid for the three months ended March 31, 2006 and 2005 and for the period August 2, 2004 (Inception) through March 31, 2006, respectively.

In 2004, the Manager was paid an offering fee of approximately $2.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005 or 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006 and December 31, 2005, the Fund owes the Manager approximately $4 thousand and nil, respectively.

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

7.   Fair Value of Financial Instruments

As of March 31, 2006 and December 31, 2005, the carrying value of cash and cash equivalents, short term investments in marketable securities and salvage fund approximate fair value.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

During March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 #2 project and recorded approximately $110 thousand casualty loss related to costs not recoverable through insurance. Estimated losses not expected to be recovered by insurance are recorded as casualty losses when the loss is incurred. An insurance recovery receivable of approximately $1.2 million was recorded as of December 31, 2005 and was collected in the first quarter of 2006.

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2006 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006, and for the period August 2, 2004 (Inception) through March 31, 2006 have been restated to reflect the following adjustments:

     o Dry-hole costs, which were under accrued, have been corrected, resulting in approximately a $1.2 million increase in dry-hole costs for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006 and a corresponding increase in due to operators as of March 31, 2006.
     o Dry-hole costs for the period August 2, 2004 (Inception) through March 31, 2006 were impacted by the Fund's 2005 restatement adjustments, which resulted in an approximate $45 thousand increase in dry-hole costs.
     o Proved properties related to West Cameron 77 Mustang Well #2, which were erroneously recorded as unproved properties, have been corrected, resulting in approximately a $7.5 million increase in proved properties and a corresponding decrease in unproved properties as of March 31, 2006. Additionally, approximately $23 thousand of drilling costs which were erroneously expensed have been corrected, resulting in a $23 thousand increase in proved property as of March 31, 2006 and a corresponding decrease in lease operating expenses for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006. Proved properties were also impacted by the Fund's 2005 restatement adjustments, which resulted in approximately a $0.2 million increase in proved property as of March 31, 2006 and a corresponding decrease in lease operating expenses for the period August 2, 2004 (Inception) through March 31, 2006.
     o Casualty loss, related to West Cameron 77 Mustang, Well #2, which was erroneously calculated, has been corrected, resulting in approximately a $38 thousand decrease in casualty loss for the period August 2, 2004 (Inception) through March 31, 2006 and a corresponding increase in proved properties as of March 31, 2006.
     o Asset retirement obligations, which were erroneously not recorded, have been recorded, resulting in approximately a $0.1 million increase in asset retirement obligations and a corresponding increase in proved properties.
     o Accretion expense, which was erroneously not recorded for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006, has been corrected, resulting in approximately $259 and $345 respectively, increase in accretion expense and $345 increase in asset retirement obligation as of March 31, 2006.

     o Interest income, which was incorrectly recorded, has been corrected, resulting in approximately a $94 thousand increase in interest income for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006, approximately $3 thousand decrease in cash and cash equivalents as of March 31, 2006 and approximately $97 thousand decrease in unrealized gain on marketable securities for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006. The above correction also resulted in approximately $1 thousand and $96 thousand decrease in managers and shareholders' accumulated other comprehensive income as of March 31, 2006.
     o Interest income on the salvage fund, which was incorrectly recorded, has been corrected, resulting in an increase of approximately $5 thousand in interest income for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006 and a corresponding increase in salvage fund as of March 31, 2006.
     o Other general and administrative expenses for the period August 2, 2004 (Inception) through March 31, 2006 were impacted by the Fund's 2005 restatement adjustments, resulting in approximately a $59 thousand increase in other general and administrative expenses.

The above corrections resulted in approximately a $1.1 million increase in net loss, which resulted in approximately a $1.1 million increase in shareholders' accumulated deficit and approximately an $8 thousand increase in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the Fund's 2005 restatement adjustments, which resulted in approximately a $118 thousand decrease in shareholders' accumulated deficit and approximately a $64 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's March 31, 2006 balance sheet and statements of operations for the three months ended March 31, 2006 and the period August 2, 2004 (Inception) through March 31, 2006:

Balance Sheet  Effects:
                                                                  March 31, 2006
                                                                   As Previously                           March 31, 2006
                                                                     Reported           Adjustments            Restated
                                                                     --------           -----------            --------
                         ASSETS
Current assets:
    Cash and cash equivalents                                      $ 28,761,870        $     (3,483)        $ 28,758,387
    Short-term investment in marketable securities                   15,096,445                 336           15,096,781
       Total current assets                                          43,872,449              (3,147)          43,869,302
Salvage fund                                                          1,018,811               4,816            1,023,627
    Proved properties                                                         -           7,845,021            7,845,021
    Unproved properties                                               7,704,118          (7,503,628)             200,490
       Total oil and gas properties, net                              7,704,118             341,393            8,045,511
       Total assets                                                $ 52,595,378        $    343,062         $ 52,938,440
              LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operator                                                $    668,528        $  1,229,205         $  1,897,733
    Accrued expenses payable                                            113,728                  (1)             113,727
       Total current liabilities                                        786,451           1,229,204            2,015,655
Non-current liabilities:
    Asset retirement obligations                                              -             132,584              132,584
       Total non-current liabilities                                          -             132,584              132,584
    Total Liabilities                                                   786,451           1,361,788            2,148,239
Members' capital:
    Manager:
       Accumulated deficit                                             (673,148)             56,549             (616,599)
       Accumulated other comprehensive income                               968                (968)                   -
       Manager's total                                                 (672,180)             55,581             (616,599)
    Shareholders:
       Deficit accumulated during the exploratory stage             (17,904,819)           (978,448)         (18,883,267)
       Accumulated other comprehensive income                            95,859             (95,859)                   -
       Shareholders' total                                           52,481,107          (1,074,307)          51,406,800
       Total members' capital                                        51,808,927          (1,018,726)          50,790,201
       Total liabilities and members' capital                      $ 52,595,378        $    343,062         $ 52,938,440

Statement of Operations Effects:                For the three
                                                months ended                               For the three
                                               March 31, 2006                               months ended
                                                As Previously                              March 31, 2006
                                                   Reported            Adjustments            Restated
                                                   --------            -----------            --------
Expenses
    Dry hole costs                               $ 4,931,231           $ 1,225,284           $ 6,156,515
    Accretion Expense                                      -                   259                   259
    Lease operating expenses                          22,570               (22,570)                    -
      Total expenses                               5,494,120             1,202,974             6,697,094
      Loss from operations                        (5,494,120)           (1,202,974)           (6,697,094)
Other income
    Interest income                                  323,460                98,497               421,957
      Total other income                             323,460                98,497               421,957
      Net loss                                   $(5,170,660)          $(1,104,477)          $(6,275,137)
Other comprehensive income
    Unrealized gain on marketable securities          96,827               (96,827)                    -
      Total comprehensive loss                   $(5,073,833)          $(1,201,304)          $(6,275,137)
      Manager - Net loss                         $  (130,510)          $    (7,606)          $  (138,116)
      Shareholders - Net loss                    $(5,040,150)          $(1,096,871)          $(6,137,021)
      Net loss per share                         $    (9,409)          $    (2,047)          $   (11,456)

                                                         For the period
                                                         August 2, 2004                              For the period
Statement of Operations Effects:                           (Inception)                               August 2, 2004
                                                        through March 31,                              (Inception)
                                                              2006                                  through March 31,
                                                         As Previously                                    2006
                                                            Reported            Adjustments             Restated
                                                            --------            -----------             --------
Expenses
    Dry hole costs                                       $ 12,831,839          $  1,270,081          $ 14,101,920
    Accretion expenses                                              -                   345                   345
    Lease operating expenses                                  270,970              (270,970)                    -
    Casualty loss                                             147,998               (38,098)              109,900
    Other general and administrative expenses                 261,444                59,039               320,483
       Total expenses                                      20,264,386             1,020,397            21,284,783
       Loss from operations                               (20,264,386)           (1,020,397)          (21,284,783)
Other income
    Interest income                                         1,686,420                98,497             1,784,917
       Total other income                                   1,686,420                98,497             1,784,917
       Net loss                                          $(18,577,966)         $   (921,900)         $(19,499,866)
Other comprehensive income
    Unrealized gain on marketable securities                   96,827               (96,827)                    -
       Total comprehensive loss                          $(18,481,139)         $ (1,018,727)         $(19,499,866)
       Manager - Net loss                                $   (674,048)         $     57,449          $   (616,599)
       Shareholders - Net loss                           $(17,903,918)         $   (979,349)         $(18,883,267)
       Net loss per share                                $    (33,423)         $     (1,828)         $    (35,251)


In addition to the cash flow statement impact of the above restatements, the statement of cash flows for the three months ended March 31, 2006 and for the period August 2, 2004 (Inception) through March 31, 2006 has also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $10 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities for the three months ended March 31, 2006, and approximately a $24 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities for the period August 2, 2004 (Inception) through March 31, 2006.
     o Cash flows related to investments in oil and gas properties, which were erroneously classified as operating activities, have been corrected resulting in (a) approximately a $1.9 million decrease in cash used in investing activities and a corresponding increase in cash used in operating activities for the three months ended March 31, 2006, and (b) approximately a $0.2 million increase in cash used in investing activities and a corresponding decrease in cash used in operating activities for the period August 2, 2004 (Inception) through March 31, 2006.
     o Contributions from shareholders and syndication costs for the period August 2, 2004 (Inception) through March 31, 2006 which were incorrectly recorded have been corrected, resulting in an approximate $0.6 million increase in contributions from shareholders, a $0.1 million decrease in return of shareholders' capital contributions, a $0.7 million decrease in collection of subscription receivable and a $0.1 million decrease in syndication costs recovered.
     o Interest earned on marketable securities, which was incorrectly included as an adjustment to investing activity has been corrected to be properly reflected as an adjustment to reconcile net loss to net cash used in operating activities, resulting in approximately a $0.1 million decrease to cash used in investing activities and a corresponding increase in cash used in operating activities.

Statement of Cash Flow Effects:                                For the three
                                                               months ended                           For the three
                                                              March 31, 2006                          months ended
                                                               As Previously                          March 31, 2006
                                                                 Reported           Adjustments          Restated
                                                                 --------           -----------          --------
Cash flows from operating activities
Net loss                                                       $ (5,170,660)       $ (1,104,477)       $ (6,275,137)
Adjustments to reconcile net loss to net cash
 used in operating activities

  Dry hole costs                                                  4,931,231           1,225,284           6,156,515
  Accretion Expense                                                       -                 259                 259
  Interest collected on salvage fund                                 (5,199)              5,199                   -
  Interest earned on marketable securities                                -             (96,827)            (96,827)
  Changes in assets and liabilities
   Decrease in insurance receivables                              1,235,351          (1,235,351)                  -
   Decrease in due from operators                                   686,400            (686,400)                  -
   Decrease (increase) in prepaid expenses                           10,597                  (1)             10,596
   Decrease in due to operators                                      15,902             (15,902)                  -
   Increase in accrued expenses payable                              69,057                  (1)             69,056
   Net cash provided by (used in) operating activities            1,776,874          (1,908,217)           (131,343)

Capital expenditures for oil and gas properties                  (1,469,086)            679,734            (789,352)
Proceeds from insurance receivable                                        -           1,235,351           1,235,351
Interest income reinvested - salvage fund                                 -             (10,015)            (10,015)
Investments in marketable securities                            (14,999,618)               (336)        (14,999,954)

  Net cash used in investing activities                         (16,468,704)          1,904,734         (14,563,970)
  Net (decrease) increase in cash and cash equivalents          (14,691,830)             (3,483)        (14,695,313)

  Cash and cash equivalents, end of period                     $ 28,761,870        $     (3,483)       $ 28,758,387

Supplemental schedule of noncash
  investing activities

  Advances used for capital expenditures
    in oil and gas properties reclassified
    to dry hole costs                                                     -           4,365,943           4,365,943

Statement of Cash Flow Effects:                                    For the period                            For the period
                                                                   August 2, 2004                            August 2, 2004
                                                                (Inception) through                            (Inception)
                                                                   March 31, 2006                                through
                                                                   As Previously                              March 31, 2006
                                                                      Reported           Adjustments            Restated
                                                                      --------           -----------            --------
Cash flows from operating activities
    Net loss                                                        $(18,577,966)        $ (921,900)            $(19,499,866)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Dry hole costs                                                 12,831,839          1,270,081               14,101,920
       Casualty loss on oil and gas properties                           147,998           (147,998)                       -
       Accretion Expense                                                       -                345                      345
       Interest earned on marketable securities                                -            (96,827)                 (96,827)
       Interest collected on salvage fund                                (18,811)            18,811                      -
    Changes in assets and liabilities
       Increase in prepaid expenses                                      (14,133)                (1)                 (14,134)
       Decrease in due to operators                                       15,902            (15,902)                      -
       Increase in accrued expenses payable                              115,347             (1,620)                 113,727
       Increase in due to affiliate                                        2,575              1,620                    4,195

       Net cash used in operating activities                          (5,497,249)           106,609               (5,390,640)
Cash flows from investing activities
    Capital expenditures for oil and gas properties                  (20,031,330)           (86,129)             (20,117,459)
    Interest income reinvested - salvage fund                                  -            (23,627)                 (23,627)
    Investments in marketable securities                             (14,999,618)              (336)             (14,999,954)
       Net cash used in investing activities                         (36,030,948)          (110,092)             (36,141,040)


Cash flows from financing activities
   Contributions from shareholders, net of
       Subscription receivable                                        78,333,679            553,000               78,886,679
   Syndication costs                                                  (8,654,802)            58,190               (8,596,612)
   Return of shareholder's capital contribution                         (127,000)           127,000                        -
   Collection of subscription receivable                                 680,000           (680,000)                       -
   Syndication costs recovered                                            58,190            (58,190)                       -

         Net (decrease) increase in cash and cash equivalents         28,761,870             (3,483)              28,758,387

         Cash and cash equivalents, end of period                   $ 28,761,870         $   (3,483)            $ 28,758,387


10.  Subsequent Events

In October 2006, the Fund acquired a working interest in the following wells:

                                                                                   Working             Drilling
         Project                 Operator             Acquisition     Offshore     Interest %             Date
------------------------------------------------------------------------------------------------------------------------
Galveston 248             LLOG Exploration           October 2006       TX          8.75%               Q2 2007
                               Company
Ship Shoal 81             LLOG Exploration           October 2006       LA          8.75%               Q3 2007
                               Company
South Marsh Island 111    LLOG Exploration           October 2006       LA          8.75%               Q2 2007
                               Company
Vermilion 344             LLOG Exploration           October 2006       LA          8.75%            Successful -
                               Company                                                         completion in progress
West Delta 67             LLOG Exploration           October 2006       LA          8.75%               Q2 2007
                               Company
West Delta 68             LLOG Exploration           October 2006       LA          8.75%            Successful -
                               Company                                                         completion in progress


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 1, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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


Critical Accounting Policies and Estimates


The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. No changes have been made to our critical accounting policies and estimates since the filing of the Form 10-K/A.

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

                                                                   Costs Incurred
                                                     Working       Through 12/31/06
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
West Cameron 77#2         BHP Bilton    LA          14.54%            $    9,127         Currently producing

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

                                                     Working           Budgeted
       Well Name          Operator     Offshore     Interest%       (in thousands)            Status
Galveston 248             LLOG            TX          8.75%           $    2,118         2nd quarter 2007 drilling date
Ship Shoal 81             LLOG            LA          8.75%           $    1,663         3rd quarter 2007 drilling date
South Marsh Island 111    LLOG            LA          8.75%           $    1,645         2nd quarter 2007 drilling date
Vermilion 344             LLOG            LA          8.75%           $    1,890         Successful-completion in
                                                                                                  progress
West Delta 67             LLOG            LA          8.75%           $    1,505         2nd quarter 2007 drilling date
                                                                                            Successful-completion in
West Delta 68             LLOG            LA          8.75%           $    1,610                     progress



Results of Operations


The following Results of Operations should be read in conjunction with our financial statements and the notes thereto. Management's discussion and analysis has been revised for the effects of the restatement as discussed in Note 9 to the financial statements.

Net loss. Net loss for the three months ended March 31, 2006 was approximately $6.3 million, an increase of $5.9 million, compared to approximately $0.4 million for the three months ended March 31, 2005, primarily relating to dry-hole costs partially offset by interest income. For the period August 2, 2004 (Inception) through March 31, 2006, the net loss was approximately $19.5 million, primarily related to approximately $14.1 million of dry-hole costs, approximately $3.6 million of investment fees and approximately $2.9 million of management fees, partially offset by interest income.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid for the three months ended March 31, 2006 and 2005. For the period August 2, 2004 (Inception) through March 31, 2006, investment fees incurred and paid were approximately $3.6 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months ended March 31, 2006 and 2005 and for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $6.2 million, nil and approximately $14.1 million, respectively. The fund experienced four dry-holes from inception through March 31 2006. The Vermilion 7/8 well's costs of approximately $4.0 million were recognized as approximately $3.9 million for the period ended December 31, 2004, plus an additional $0.1 million in the third and fourth quarters of 2005. The Main Pass 155 well's costs of approximately $4.0 million were recognized as approximately $2.0 million for the three months ended June 30, 2005, and approximately $2.0 million recognized for the three months ended September 30, 2005, respectively. The Eugene Island 357 and East Breaks 157 well's costs of approximately $1.7 million and $4.4 million, respectively, were recognized for the three months ended March 31, 2006.


Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $164 thousand per month. Management fees incurred and paid for the three months ended March 31, 2006 and 2005 and the period August 2, 2004 (Inception) through March 31, 2006 were approximately $0.5 million, $0.5 million, and $2.9 million, respectively.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the three months ended March 31, 2006 and 2005 were nil. Geological costs for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $222 thousand.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $47 thousand, $21 thousand and $320 thousand, respectively, were incurred for the three months ended March 31, 2006 and 2005 and the period August 2, 2004 (Inception) through March 31, 2006, respectively.

Casualty loss. Casualty loss for both the three months ended March 31, 2005 and the period August 2, 2004 (Inception) through March 31, 2006 was approximately $0.1 million, related costs not recoverable through insurance for the West Cameron 77 #2 project. There was no casualty loss for the three months ended March 31, 2006.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term investments in marketable securities. Interest income for the three months ended March 31, 2006 and 2005 and for the period August 2, 2004 (Inception) through March 31, 2006 was approximately $0.4 million, $0.2 million and $1.8 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the three months ended March 31, 2006 were approximately $0.1 million, primarily related to cash expenditures for operating expenses partially offset by cash receipts of interest income.

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $0.6 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expense partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $5.4 million, primarily related to investment and management fees paid to the Manager approximating $3.6 million and $2.9 million, respectively, partially offset by interest income earned on money market funds.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $14.6 million, primarily related to capital expenditures for oil and gas properties and investments in marketable securities, partially offset by proceeds from insurance.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $1.0 million, related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $36.1 million, primarily related to capital expenditures for oil and gas properties, investment in marketable securities, and funding of the salvage fund.

There were no cash flows related to financing activities for the three months ended March 31, 2006.

Cash flows provided by financing activities for the three months ended March 31, 2005 were approximately $51 thousand related to the collection of subscription receivable partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through March 31, 2006 were approximately $70.3 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised of approximately $78.9 million shareholders contributions, offset by syndication costs of approximately $8.6 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through March 31, 2006.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.


Estimated Capital Expenditures


The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2006, such estimated capital expenditures to be spent total approximately $25.4 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of March 31, 2006
(in thousands)
                                          Total Project    Spent Through      To be Spent
                                             Costs         March 31, 2006    Next 12 Months
                                             -----         --------------    --------------
Projects
West Cameron 77 #2 (i)(ii)                   $13,080           $ 7,712          $ 5,368
Eugene Island 337 (iii)                        6,960               200            6,760
Eugene Island 364 (iv)                        13,250                 -           13,250
                                             -------           -------          -------
                                             $33,290           $ 7,912          $25,378
                                             =======           =======          =======



    (i) Budget amounts assume that the wells are commercially successful. If any of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.
   (ii) Total project costs assumes the drilling of two wells, costs spent through March 31, 2006 represent drilling and completion costs associated with the first well only.
  (iii) Eugene Island 337 was determined to be successful in July 2006, production is expected in April 2007.
   (iv) Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk


The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.


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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting


In the course of initial our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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