Form 10-Q
period 2006-06-30
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________to___________________


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

                                      Table of Contents


Part I - FINANCIAL INFORMATION                                                                            Page

   Item 1.  Financial Statements (Unaudited): .............................................................. 3
      Condensed Balance Sheets as of June 30, 2006 and December 31, 2005 ................................... 3
      Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through June 30, 2006 ...................... 4
      Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through June 30, 2006 ...................................... 5
      Notes to Unaudited Condensed Financial Statements .................................................... 6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................22
   Item 4.  Controls and Procedures ........................................................................22

Part II - OTHER INFORMATION ................................................................................25

   Item 6.  Exhibits .......................................................................................25

   SIGNATURES ..............................................................................................26

                           Ridgewood Energy M Fund
                      (An exploratory stage enterprise)
                           Condensed Balance Sheets
                                 (Unaudited)

                                                                                  June 30, 2006      December 31, 2005
                                                                                  -------------      -----------------
Assets
    Current Assets:
        Cash and cash equivalents                                                  $ 26,282,327          $ 43,453,700
        Short-term investment in marketable securities                               15,267,614                     -
        Production receivable                                                         2,310,875                     -
        Insurance receivable                                                                  -             1,235,351
        Prepaid expenses                                                                  3,537                24,730
                                                                                   ------------          ------------
    Total current assets                                                             43,864,353            44,713,781
                                                                                   ------------          ------------
      Salvage fund                                                                    1,034,995             1,013,612
      Oil and gas properties
        Advances to operators for working interests and expenditures                          -             4,365,943
        Proved properties                                                            22,003,743             7,052,187
        Unproved properties                                                             200,495               464,748
        Less: accumulated depletion and amortization-proved properties               (1,276,753)                    -
                                                                                   ------------          ------------
      Total oil and gas properties, net                                              20,927,486            11,882,878
                                                                                   ------------          ------------
Total assets                                                                       $ 65,826,834          $ 57,610,271
                                                                                   ============          ============

Liabilities and Members' Capital
    Current Liabilities:
        Due to operators                                                           $ 14,046,011          $    477,117
        Due to affiliate (Note 6)                                                           260                     -
        Accrued expenses payable                                                        154,162                44,671
                                                                                   ------------          ------------
      Total current liabilities                                                      14,200,433               521,788
                                                                                   ------------          ------------
    Non-current liabilities
        Asset retirement obligations                                                    219,552                23,145
                                                                                   ------------          ------------
      Total non-current liabilities                                                     219,552                23,145
                                                                                   ------------          ------------
Total liabilities                                                                    14,419,985               544,933
                                                                                   ------------          ------------
    Commitments and contingencies
    Members' capital:
    Manager:
    Accumulated deficit                                                                (391,619)             (478,483)
                                                                                   ------------          ------------
    Manager's total                                                                    (391,619)             (478,483)
                                                                                   ------------          ------------
    Shareholders:
    Capital contributions, and syndication costs (834 shares authorized;
       535.6818 issued and outstanding, respectively)                                78,886,679            78,886,679
    Syndication costs                                                                (8,596,612)           (8,596,612)
    Accumulated deficit                                                             (18,491,598)          (12,746,246)
                                                                                   ------------          ------------
    Shareholders' total                                                              51,798,469            57,543,821
                                                                                   ------------          ------------
    Total members' capital                                                           51,406,850            57,065,338
                                                                                   ------------          ------------
    Total liabilities and members' capital                                         $ 65,826,834          $ 57,610,271
                                                                                   ============          ============


           The accompanying notes are an intergal part of these unaudited condensed financial statements.

                          Ridgewood Energy M Fund, LLC
                        (An exploratory stage enterprise)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                             For the period
                                                 For the three months ended    For the six months ended      August 2, 2004
                                                          June 30,                     June 30,               (Inception)
                                                                                                                through
                                                   2006           2005            2006            2005       June 30, 2006
                                                   ----           ----            ----            ----       -------------
   Revenues
  Oil and gas revenue                          $  2,310,875   $          -    $  2,310,875    $          -    $  2,310,875
                                               ------------   ------------    ------------    ------------    ------------
Expenses
   Investment fees to affiliate (Note 6)                  -              -               -               -       3,583,985
   Dry-hole costs                                   124,333      2,026,737       6,280,848       2,026,737      14,226,253
   Depletion and amortization                     1,276,753              -       1,276,753               -       1,276,753
   Accretion expense                                  1,915              -           2,174               -           2,260
   Geological costs                                       -              -               -               -         221,586
   Lease operating expenses                          91,933              -          91,933               -          91,933
   Management fees to affiliate (Note 6)            493,044        484,538         986,088         986,967       3,439,608
   Casualty loss                                          -              -               -          72,700         109,900
   Other general and administrative expenses        171,038         69,394         218,314          90,466         491,521
                                               ------------   ------------    ------------    ------------    ------------
  Total expenses                                  2,159,016      2,580,669       8,856,110       3,176,870      23,443,799
                                               ------------   ------------    ------------    ------------    ------------
Income (loss) from operations                       151,859     (2,580,669)     (6,545,235)     (3,176,870)    (21,132,924)
Other income
   Interest income                                  464,790        362,785         886,747         531,819       2,249,707
                                               ------------   ------------    ------------    ------------    ------------
  Total other income                                464,790        362,785         886,747         531,819       2,249,707
                                               ------------   ------------    ------------    ------------    ------------

Net income (loss)                              $    616,649   $ (2,217,884)   $ (5,658,488)   $ (2,645,051)   $(18,883,217)
                                               ============   ============    ============    ============    ============
Manager - Net income (loss)                    $    224,980   $    (99,729)   $     86,864    $   (141,785)   $   (391,619)
Shareholders - Net income (loss)               $    391,669   $ (2,118,155)   $ (5,745,352)   $ (2,503,266)   $(18,491,598)
Net income (loss) per share                    $        731   $     (3,954)   $    (10,725)   $     (4,673)   $    (34,520)

           The accompanying notes are an intergal part of these unaudited condensed financial statements.

                       Ridgewood Energy M Fund, LLC
                    (An exploratory stage enterprise)
                    Condensed Statements of Cash Flows
                               (Unaudited)


                                                                                                                    For the period
                                                                                                                    August 2, 2004
                                                                           For the six months For the six months     (Inception)
                                                                                 ended               ended             through
                                                                              June 30, 2006      June 30, 2005      June 30, 2006
                                                                              -------------      -------------      -------------
Cash flows from operating activities
   Net loss                                                                 $ (5,658,488)          $ (2,645,051)      $(18,883,217)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
   Dry-hole costs                                                              6,280,848              2,026,737         14,226,253
   Depletion and amortization                                                  1,276,753                      -          1,276,753
   Accretion expense                                                               2,174                      -              2,260
   Interest earned on marketable securities                                     (267,660)                     -           (267,660)
Changes in assets and liabilities
   Increase in production receivable                                          (2,310,875)                     -         (2,310,875)
   Increase  in due to operators                                                  91,934                      -             91,934
   Decrease (increase) in prepaid expenses                                        21,193                 30,010             (3,537)
   Increase in accrued expenses payable                                          109,489                 (1,640)           154,160
   Increase in due to affiliate                                                      260               (212,173)               260
                                                                            ------------           ------------       ------------
       Net cash used in operating activities                                    (454,372)              (802,117)        (5,713,669)

Cash flows from investing activities
   Payments to operators for working interests and expenditures                        -               (201,713)                 -
   Capital expenditures for oil and gas properties                            (2,931,014)            (5,257,289)       (22,259,122)
   Proceeds from insurance receivable                                          1,235,351                      -                  -
   Funding of salvage fund                                                             -                      -         (1,000,000)
   Interest income reinvested - salvage fund                                     (21,383)                     -            (34,995)
   Investment in marketable securities                                       (14,999,954)                     -        (14,999,954)
                                                                            ------------           ------------       ------------
       Net cash used in investing activities                                 (16,717,001)            (5,459,002)       (38,294,071)

Cash flows from financing activities
   Contributions from shareholders                                                     -                      -         78,886,679
   Syndication costs                                                                   -               (560,218)        (8,596,612)
   Return of shareholder's capital contribution                                        -               (127,000)                 -
   Collection of subscription receivable                                               -                680,000                  -
   Syndication costs recovered                                                         -                 58,190                  -
                                                                            ------------           ------------       ------------
       Net cash provided by financing activities                                       -                 50,972         70,290,067
                                                                            ------------           ------------       ------------

       Net (decrease) increase  in cash and cash equivalents                 (17,171,373)            (6,210,147)        26,282,327

       Cash and cash equivalents, beginning of period                         43,453,700             62,461,036                  -
                                                                            ------------           ------------       ------------

       Cash and cash equivalents, end of period                             $ 26,282,327           $ 56,250,889       $ 26,282,327
                                                                            ============           ============       ============


Supplemental Schedule of noncash investing activities
    Advances used for capital expenditures in oil and gas
    properties reclassified to dry hole costs                               $  4,365,943           $          -       $          -
                                                                            ============           ============       ============



           The accompanying notes are an intergal part of these unaudited condensed financial statements.

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

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. The Fund began earning revenue in May 2006 from these operations.

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

As of June 30, 2006 and December 31, 2005, amounts recorded in due to operators totaling approximately $14.0 million and $0.5 million, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $2.3 million for both the three and six months ended June 30, 2006, respectively. No revenue was earned in 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                      June 30, 2006
       Balance - Beginning of period    $  23,145

       Liabilities incurred               501,509
       Liabilities settled               (307,276)
       Accretion expense                    2,174
                                        ---------
       Balance - End of period          $ 219,552
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through June 30, 2006, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $1.3 million and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $26.1 million and $43.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

     Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts which approximate market value. Interest income is accrued as earned. As of June 30, 2006, held to maturity investments of approximately $16.3 million, inclusive of the salvage fund will mature in August 2006.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.1 million and $6.3 million for the three and six months ended June 30, 2006. Dry-hole costs were approximately $14.2 million for the period August 2, 2004 (Inception) through June 30, 2006. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the six months ended June 30, 2006.

                                                    June 30, 2006
                                                    -------------

 Balance - Beginning of period                         464,748

 Additions to capitalized exploratory well costs
   pending the determination of proved reserves     12,882,009
 Reclassifications to proved properties based
   on the determination of proved reserves         (12,874,690)
 Capitalized exploratory well costs charged to
   dry-hole costs                                     (271,572)
                                                     ---------
 Balance - End of period                             $ 200,495
                                                     =========


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

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees in 2006 and 2005. For the period August 2, 2004 (Inception) through June 30, 2006, investment fees were approximately $3.6 million.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.5 million and $1.0 million were incurred and paid for the three and six months ended June 30, 2006 and 2005, respectively. Management fees of approximately $3.4 million were incurred and paid for the period August 2, 2004 (Inception) through June 30, 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006 and December 31, 2005, the Fund owes the Manager approximately $260 and nil, respectively.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of June 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund approximate fair value.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

During March 2005, the Fund reported a claim to its insurance carrier for cost recovery related to the West Cameron 77 # 2 project and recorded a $110 thousand casualty loss related to costs not recoverable through insurance. Estimated losses not expected to be recovered by insurance are recorded as casualty losses when the loss is incurred. An insurance recovery receivable of approximately $1.2 million was recorded as of December 31, 2005 and was collected in the first quarter of 2006.

9.   Subsequent Events

In October 2006, the Fund has acquired a working interest in the following wells:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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


Results of Operations

Net income (loss). For the three months ended June 30, 2006, net income was approximately $0.6 million primarily related to revenue of approximately $2.3 million and interest income of approximately $0.5 million partially offset by depletion and amortization expense and management fees of approximately $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2006, net loss was approximately $5.7 million, primarily related to management fees, dry-hole costs, and depletion expense of approximately $1.0 million, $6.3 million and $1.3 million, respectively, partially offset by revenue of approximately $2.3 million and interest income of approximately $0.9 million. For the three months ended June 30, 2005, net loss was approximately $2.2 million primarily related to dry-hole costs and management fees of approximately $2.0 million and $0.5 million, respectively, partially offset by interest income. For the six months ended June 30, 2005, net loss was approximately $2.6 million, primarily related to management fees and dry-hole costs of approximately $1.0 million and $2.0 million, partially offset by interest income. For the period August 2, 2004 (Inception) through June 30, 2006, net loss was approximately $18.9 million, primarily related to dry-hole costs, depletion and amortization, investment fees and management fees of approximately $14.2 million, $1.3 million, $3.6 million and $3.4 million, respectively, partially offset by revenue of approximately $2.3 million and interest income of approximately $2.2 million.

Oil and gas revenues. Oil and natural gas revenues for the three and six months ended June 30, 2006, and for the period August 2, 2004 (Inception) through June 30, 2006, were approximately $2.3 million. There was no production prior to the second quarter of 2006. Production volume for oil was approximately 11 thousand barrels. Average sales price for oil was approximately $68.53 per barrel. Production volume for natural gas was approximately 247 thousand MCFs. Average sales price for natural gas was approximately $6.33 per MCF.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions, the fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid in 2005 or 2006. For the period August 2, 2004 (Inception) through June 30, 2006, investment fees incurred and paid were approximately $3.6 million.

Depletion and amortization. Depletion and amortization for the three and six months ended June 30, 2006, and for the period August 2, 2004 (Inception) through June 30, 2006, was approximately $1.3 million. This increase is the result of production reserves volumes in 2006 compared to no production in 2005 and 2004.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three and six months ended June 30, 2006 were approximately $0.1 million and $6.3 million, respectively, related to the determination that Eugene Island 357 and East Breaks 157 were dry. Dry-hole costs for both the three and six months ended June 30, 2005 were approximately $2.0 million, related to the determination that Main Pass 155 was dry. For the period August 2, 2004 (Inception) through June 30, 2006 dry-hole costs were approximately $14.2 million relating to the aforementioned dry-hole costs incurred in 2005 and 2006 as well as dry-hole costs incurred in 2004 for Vermilion 7/8.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the period August 2, 2004 (Inception) through June 30, 2006 were approximately $0.2 million. There were no geological costs incurred for the three and six months ended June 30, 2006 and 2005.

Lease operating expenses. Lease operating expenses for the three and six months ended June 30, 2006, and for the period August 2, 2004 (Inception) through June 30, 2006, were approximately $0.1 million. This is the result of production activity related to the West Cameron 77 #2 project. There were no lease operating expenses incurred prior to the second quarter of 2006.

Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees are approximately $164 thousand per month. Management fees incurred and paid for both the three and six months ended June 30, 2006 and 2005 were approximately $0.5 million and $1.0 million, respectively. For the period August 2, 2004 (Inception) through June 30, 2006, management fees totaled approximately $3.4 million.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses were approximately $0.2 million, $0.2 million and $0.5 million for the three and six months ended June 30, 2006 and for the period August 2, 2004 (Inception) through June 30, 2006, respectively. For the three and six months ended June 30, 2005, other general and administrative expenses were approximately $69 thousand and $90 thousand, respectively.

Casualty loss. Casualty loss for the period August 2, 2004 (Inception) through June 30, 2006 was approximately $0.1 million, related to costs not recoverable through insurance for the West Cameron 77 #2 project. There were no casualty losses for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, casualty losses were nil and $0.1 million, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts and US Treasury Notes. Interest income for the three and six months ended June 30, 2006 and for the period August 2, 2004 (Inception) through June 30, 2006 were approximately $0.5 million, $0.9 million and $2.2 million, respectively. For the three and six months ended June 30, 2005, interest income was approximately $0.4 million and $0.5 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the six months ended June 30, 2006 were approximately $0.5 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expense partially offset by cash receipts from production revenue and interest income.

Cash flows used in operating activities for the six months ended June 30, 2005 were approximately $0.8 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expense, partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through June 30, 2006 were approximately $5.7 million, primarily related to investment and management fees paid to the Manager of approximately $3.6 million and $3.4 million, respectively, partially offset by cash receipts from revenue and interest income.

Cash flows used in investing activities for the six months ended June 30, 2006 were approximately $16.7 million, primarily related to capital expenditures for oil and gas properties and investment in marketable securities of approximately $2.9 million and $15.0 million, respectively, partially offset by proceeds from insurance of $1.2 million.

Cash flows used in investing activities for the six months ended June 30, 2005 were approximately $5.5 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows provided by in investing activities for the period August 2, 2004 (Inception) through June 30, 2006 were approximately $38.3 million, primarily related to capital expenditures for oil and gas properties, investment in marketable securities and expenditures of approximately $22.3 million and $15.0 million, respectively.

There were no cash flows from financing activities for the six months ended June 30, 2006.

Cash flows used in financing activities for the six months ended June 30, 2005 were approximately $51 thousand, primarily related to the collection of subscription receivable, partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through June 30, 2006 were approximately $70.3 million, primarily related to net proceeds from the sale of shares of the Fund, which was primarily related to approximately $78.9 million for shareholders contributions, offset by syndication costs of approximately $8.6 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through June 30, 2006.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of June 30, 2006, such estimated capital expenditures to be spent total approximately $11.2 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006
(in thousands)                                 Total Project        Spent Through         To be Spent
                                                   Costs            June 30, 2006       Next 12 Months
                                                   -----            -------------       --------------
Projects
     West Cameron 77 #2 (i)                       $  13.1             $   9.1             $  4.0
     Eugene Island 364 (ii)                          13.3                12.9                0.4
     Eugene Island 337 (iii)                          7.0                 0.2                6.8
                                                  -------             -------             ------
                                                  $  33.4             $  22.2             $ 11.2
                                                  =======             =======             ======

     (i) Total project costs assumes the drilling of two wells, costs spent through June 30, 2006 represent drilling and completion costs associated with the first well only.
     (ii) Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems.
     (iii) Eugene Island 337 was determined to be successful in July 2006, production is expected in April 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended June 30, 2006, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

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