Form 10-Q
period 2006-09-30
Ridgewood Energy M Fund LLC
filed 2007-04-05
CIK 1302834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006

                                       or

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________to____________________


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

                                     Table of Contents

Part I - FINANCIAL INFORMATION                                                                              Page
   Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of September 30, 2006 and December 31, 2005 .................................3
      Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through September 30, 2006 ....................4
      Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through September 30, 2006 .............................5
      Notes to Unaudited Condensed Financial Statements .......................................................6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ............15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......................................22
   Item 4.  Controls and Procedures ..........................................................................22

Part II - OTHER INFORMATION ..................................................................................25

   Item 6.  Exhibits .........................................................................................25

   SIGNATURES ................................................................................................26

                          Ridgewood Energy M Fund
                     (An exploratory stage enterprise)
                         Condensed Balance Sheets
                                (Unaudited)

                                                                                          September 30, 2006       December 31, 2005
                                                                                          ------------------       -----------------
Assets
    Current Assets:
        Cash and cash equivalents                                                                $ 10,534,998          $ 43,453,700
        Short-term investment in marketable securities                                             15,456,197                     -
        Production receivable                                                                       1,838,366                     -
        Insurance receivable                                                                                -             1,235,351
        Prepaid expenses                                                                               31,390                24,730
                                                                                                 ------------          ------------
    Total current assets                                                                           27,860,951            44,713,781
                                                                                                 ------------          ------------
      Salvage fund                                                                                  1,047,067             1,013,612
                                                                                                 ------------          ------------
      Oil and gas properties
        Advances to operators for working interests and expenditures                                        -             4,365,943
        Proved properties                                                                          22,003,742             7,052,187
        Unproved properties                                                                         5,066,349               464,748
        Less: accumulated depletion and amortization-proved properties                             (3,498,863)                    -
                                                                                                 ------------          ------------
      Total oil and gas properties, net                                                            23,571,228            11,882,878
                                                                                                 ------------          ------------
Total assets                                                                                     $ 52,479,246          $ 57,610,271
                                                                                                 ============          ============
Liabilities and Members' Capital
    Current Liabilities:
        Due to operators                                                                         $  1,935,453          $    477,117
        Accrued expenses payable                                                                       82,082                44,671
                                                                                                 ------------          ------------
      Total current liabilities                                                                     2,017,535               521,788
                                                                                                 ------------          ------------
    Non-current liabilities
        Asset retirement obligations                                                                  222,319                23,145
                                                                                                 ------------          ------------
      Total non-current liabilities                                                                   222,319                23,145
                                                                                                 ------------          ------------
Total liabilities                                                                                $  2,239,854          $    544,933
                                                                                                 ------------          ------------
    Commitments and contingencies
    Members' capital:
    Manager:
    Distributions                                                                                    (353,171)                    -
    Accumulated deficit                                                                                41,110              (478,483)
                                                                                                 ------------          ------------
    Manager's total                                                                                  (312,061)             (478,483)
                                                                                                 ------------          ------------
    Shareholders:
    Capital contributions, and syndication costs (834 shares authorized;                           78,886,679            78,886,679
       535.6818 issued and outstanding, respectively)
    Distributions                                                                                  (2,001,316)                    -
    Syndication costs                                                                              (8,596,612)           (8,596,612)
    Accumulated deficit                                                                           (17,737,298)          (12,746,246)
                                                                                                 ------------          ------------
    Shareholders' total                                                                            50,551,453            57,543,821
                                                                                                 ------------          ------------
    Total members' capital                                                                       $ 50,239,392          $ 57,065,338
                                                                                                 ------------          ------------
    Total liabilities and members' capital                                                       $ 52,479,246          $ 57,610,271
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

                          Ridgewood Energy M Fund, LLC
                        (An exploratory stage enterprise)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                          For the period
                                                                                                          August 2, 2004
                                                                                                            (Inception)
                                             For the three months ended     For the nine months ended         through
                                                   September 30,                  September 30,            September 30,
                                                2006          2005            2006             2005            2006
                                                ----          ----            ----             ----            ----
   Revenues
  Oil and gas revenue                      $  3,803,200   $          -    $  6,114,075    $          -    $  6,114,075
                                           ------------   ------------    ------------    ------------    ------------
Expenses
   Investment fees to affiliate (Note 6)              -              -               -               -       3,583,985
   Dry-hole costs                                25,081      2,028,648       6,305,929       4,055,385      14,251,334
   Depletion and amortization                 2,222,110              -       3,498,863               -       3,498,863
   Accretion expense                              2,767              -           4,941               -           5,027
   Geological costs                                   -              -               -               -         221,586
   Lease operating expenses                     217,068              -         309,001               -         309,001
   Management fees to affiliate (Note 6)        463,615        491,639       1,449,703       1,478,606       3,903,223
   Casualty loss                                      -              -               -          72,700         109,900
   Other general and administrative
   expenses                                     127,277         86,800         345,591         177,266         618,798
                                           ------------   ------------    ------------    ------------    ------------
  Total expenses                              3,057,919      2,607,087      11,914,029       5,783,957      26,501,717
                                           ------------   ------------    ------------    ------------    ------------
Income (loss) from operations                   745,282     (2,607,087)     (5,799,954)     (5,783,957)    (20,387,642)
Other income
   Interest income                              863,705        368,048       1,328,495         899,867       2,691,455
                                           ------------   ------------    ------------    ------------    ------------
  Total other income                            863,705        368,048       1,328,495         899,867       2,691,455
                                           ------------   ------------    ------------    ------------    ------------

Net income (loss)                          $  1,608,986   $ (2,239,039)   $ (4,471,459)   $ (4,884,090)   $(17,696,188)
                                           ============   ============    ============    ============    ============
Manager - Net income (loss)                $    294,613   $   (103,372)   $    519,593    $   (245,157)   $     41,110
Shareholders - Net income (loss)           $  1,314,373   $ (2,135,667)   $ (4,991,052)   $ (4,638,933)   $(17,737,298)
Net income (loss) per share                $      2,454   $     (3,987)   $     (9,317)   $     (8,660)   $    (33,112)




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          Ridgewood Energy M Fund, LLC
                        (An exploratory stage enterprise)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                    August 2, 2004
                                                                                 For the nine     For the nine        (Inception)
                                                                                 months ended     months ended          through
                                                                                September, 2006  September, 2005  September 30, 2006
                                                                                ---------------  ---------------  -----------------
Cash flows from operating activities
     Net loss                                                                    $ (4,471,459)      $ (4,884,090)      $(17,696,188)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
     Dry-hole costs                                                                 6,305,929          4,055,385         14,251,334
     Depletion and amortization                                                     3,498,863                  -          3,498,863
     Accretion expense                                                                  4,941                  -              5,027
     Interest earned on marketable securities                                        (456,534)                 -           (456,534)
Changes in assets and liabilities
     Increase in production receivable                                             (1,838,366)                 -         (1,838,366)
     Decrease in due to operators                                                     155,688                  -            155,688
     Increase in prepaid expenses                                                      (6,660)              (315)           (31,390)
     Increase in accrued expenses payable                                              37,411             59,709             82,082
     Decrease in due to affiliate                                                           -           (194,281)                 -
                                                                                 ------------       ------------       ------------
         Net cash provided by (used in) operating activities                        3,229,813           (963,592)        (2,029,484)
Cash flows from investing activities
     Payments to operators for working interests and expenditures                           -            (99,000)                 -
     Capital expenditures for oil and gas properties                              (19,996,261)        (7,813,127)       (40,559,719)
     Proceeds from the insurance receivable                                         1,235,351                             1,235,351
     Proceeds from the maturity of investment                                      15,346,000                  -         15,346,000
     Funding of salvage fund                                                                -         (1,000,000)        (1,000,000)
     Interest income reinvested - salvage fund                                        (33,455)            (5,866)           (47,067)
     Investment in marketable securities                                          (30,345,663)                 -        (30,345,663)
                                                                                 ------------       ------------       ------------
         Net cash used in investing activities                                    (33,794,028)        (8,917,993)       (55,371,098)
Cash flows from financing activities
     Contributions from shareholders                                                        -                  -         78,886,679
     Return of shareholder's capital contribution                                           -           (127,000)
     Collection of subscription receivable                                                  -            680,000
     Syndication costs paid                                                                 -           (560,218)        (8,596,612)
     Distributions paid                                                            (2,354,487)                 -         (2,354,487)
     Syndication costs recovered                                                            -             58,190
                                                                                 ------------       ------------       ------------
         Net cash (used in) provided by financing activities                       (2,354,487)            50,972         67,935,580
                                                                                 ------------       ------------       ------------
         Net (decrease) increase in cash and cash equivalents                     (32,918,702)        (9,830,613)        10,534,998
         Cash and cash equivalents, beginning of period                            43,453,700         62,461,036                  -
                                                                                 ------------       ------------       ------------
         Cash and cash equivalents, end of period                                $ 10,534,998       $ 52,630,423       $ 10,534,998
                                                                                 ============       ============       ============

Supplemental Schedule of noncash investing activities
         Advances used for capital expenditures in oil and gas
         properties reclassified to dry hole costs                               $  4,365,943       $          -       $         -
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

As of September 30, 2006 and December 31, 2005, amounts recorded in due to operators totaling approximately $1.9 million and $0.5 million, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $3.8 million and $6.1 million for the three and nine months ended September 30, 2006, respectively. No revenue was earned in 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2006 and December 31, 2005, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                           September 30, 2006
                                           ------------------

Balance - Beginning of period                  $  23,145

Liabilities incurred                             501,509
Liabilities settled                             (307,276)
Accretion expense                                  4,941
                                               ---------
Balance - End of period                        $ 222,319
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2006 and 2005 and for the period August 2, 2004 (Inception) through September 30, 2006, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2006 and December 31, 2005 accumulated depletion and amortization were approximately $3.5 million and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $10.3 million and $43.3 million, respectively inclusive of the salvage fund. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

     Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts which approximate market value. Interest income is accrued as earned. As of September 30, 2006 held to maturity investments of approximately $16.5 million, inclusive of the salvage fund, will mature in February 2007.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Fund does not expect this guidance to have a material impact on the financial statements.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $25 thousand and $6.3 million for the three and nine months ended September 30, 2006, respectively. For the period August 2, 2004 (Inception) through September 30, 2006, dry-hole costs were approximately $14.3 million. As of September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the nine months ended September 30, 2006.

                                                             September 30, 2006
                                                             ------------------

        Balance - Beginning of period                        $          464,748

        Additions to capitalized exploratory well costs
         pending the determination of proved reserves                17,747,862
        Reclassifications to proved properties based on
         the determination of proved reserves                       (12,874,690)
        Capitalized exploratory well costs charged to
         dry-hole costs                                                (271,571)
                                                                    -----------
        Balance - End of period                              $        5,066,349
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

The shareholders received distributions of approximately $2.0 million, nil and $2.0 million for the nine months ended September 30, 2006, nine months ended September 30, 2005, and for the period August 2, 2004 (Inception) through September 30, 2006, respectively.

The Manager received distributions of approximately $0.4 million, nil and $0.4 million for the nine months ended September 30, 2006, nine months ended September 30, 2005, and for the period August 2, 2004 (Inception) through September 30, 2006, respectively.

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees in 2006 and 2005. For the period August 2, 2004 (Inception) through September 30, 2006, investment fees were approximately $3.6 million.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective September 2006, the Manager has changed its policy regarding the annual management fee. Commencing on September 1, 2006, the management fee, payable monthly, will be equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Management fees of approximately $0.5 million and $1.4 million were incurred and paid for the three and nine months ended September 30, 2006, respectively. Management fees of approximately $0.5 million and $1.5 million were incurred and paid for the three and nine months ended September 30, 2005, respectively. Management fees of approximately $3.9 million were incurred and paid for the period August 2, 2004 (Inception) through September 30, 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. No amount was outstanding as of September 30, 2006 and December 31, 2005.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of September 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents, short term investments in marketable securities and salvage fund approximate fair value.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Subsequent Events

In October 2006, the Fund has acquired a working interest in the following wells:

                                                                                  Working             Drilling
 Project                        Operator             Acquisition     Offshore    Interest %             Date
-----------------------------------------------------------------------------------------------------------------------
Galveston 248              LLOG Exploration          October 2006       TX         8.75%               Q2 2007
                               Company
Ship Shoal 81              LLOG Exploration          October 2006       LA         8.75%               Q3 2007
                               Company
South Marsh Island 111     LLOG Exploration          October 2006       LA         8.75%               Q2 2007
                               Company
Vermilion 344              LLOG Exploration          October 2006       LA         8.75%             Successful-
                               Company                                                            completion in progress
West Delta 67              LLOG Exploration          October 2006       LA         8.75%               Q2 2007
                               Company
West Delta 68              LLOG Exploration          October 2006       LA         8.75%              Successful -
                               Company                                                           completion in progress

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

In 2006, the Fund acquired Eugene Island 364 from El Paso Corporation ("El
Paso"). The well was deemed a success and began production in June 2006. After two months, the well encountered mechanical problems and has been shut in since for review by the partners

                                                                 Costs incurred
                                                   Working      through 12/31/06
    Well Name           Operator      Offshore    Interest %      (in thousands)                  Status
Eugene Island 364        El Paso        LA             50%          $ 13,035             Temporarily shut in for
                                                                                            mechanical problems

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

                                                                 Costs incurred
                                                   Working      through 12/31/06
    Well Name           Operator      Offshore    Interest %      (in thousands)                  Status
Eugene Breaks 157       Woodside        TX             18%          $   4,632                DRY:March 2006

In 2005, the Fund acquired a 20% working interest in Eugene Island 337 from Devon Energy ("Devon") which was drilled in two zones, one at 12,500 feet which was dry and one at 7,500 feet which will be completed once a platform-based rig becomes available to Devon.

                                                                 Costs incurred
                                                   Working      through 12/31/06
    Well Name           Operator      Offshore    Interest %      (in thousands)                  Status
Eugene Island 337         Devon         LA             20%          $  5,184           Discovery July 2006: Waiting
                                                                                               on Production

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

Results of Operations

Net income (loss). For the three and nine months ended September 30, 2006, net income (loss) was approximately $1.6 million and $(4.5) million, respectively, primarily related to revenue of approximately $3.8 million and $6.1 million, respectively, and interest income of approximately $0.9 million and $1.3 million, respectively, partially offset by dry-hole costs, depletion and amortization and management fees. For the three and nine months ended September 30, 2005, net loss was approximately $2.2 million and $4.9 million, respectively, primarily related to dry-hole costs and management fees partially offset by interest income. For the period August 2, 2004 (Inception) through

September 30, 2006, the net loss was approximately $17.7 million, primarily related to dry-hole costs, depletion and amortization, investment fees and management fees of approximately $14.3 million, $3.5 million, $3.6 million and $3.9 million, respectively, partially offset by revenue of approximately $6.1 million and interest income of approximately $2.7 million.

Oil and gas revenues. Oil and natural gas revenues for the three and nine months ended September 30, 2006, and for the period August 2, 2004 (Inception) through September 30, 2006, were approximately $3.8 million, $6.1 million and $6.1 million, respectively. There was no production prior to the second quarter of 2006. Production volume for oil for the three and nine months ended September 30, 2006 was approximately 15 thousand and 26 thousand barrels, respectively. Average sales price for oil for the three and nine months ended September 30, 2006 was approximately $70.73 and $69.82 per barrel, respectively. Production volume for natural gas for the three and nine months ended September 30, 2006 was approximately 404 thousand MCFs and 651 MCFs, respectively. Average sales price for natural gas for the three months and nine months ended September 2006 was approximately $6.69 per MCF and $6.55 per MCF, respectively.

Investment fees. The manager is paid a one time investment fee of 4.5% of initial capital contributions, the fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees incurred or paid in 2006 or 2005. For the period August 2, 2004 (Inception) through September 30, 2006, investment fees incurred and paid were approximately $3.6 million.

Depletion and amortization. Depletion and amortization for the three and nine months ended September 30, 2006, and for the period August 2, 2004 (Inception) through September 30, 2006, was approximately $2.2 million, $3.5 million and $3.5 million, respectively. This increase is the result of production reserves volumes in 2006 compared to no production in 2005 and 2004.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months and nine months ended September 30, 2006 were approximately $25 thousand and $6.3 million, respectively, related to the determination that Eugene Island 357 and East Breaks 157 were dry. Dry-hole costs for the three months and nine months ended September 30, 2005 were approximately $2.0 million and $4.1 million, respectively, related to the determination that Main Pass 155 was dry. For the period August 2, 2004 (Inception) through September 30, 2006, were approximately $14.3 million relating to the aforementioned dry-holes in 2005 and 2006 as well as dry-hole costs incurred in 2004 for Vermilion 7/8.

Geological costs. Geological costs represent seismic data costs relating to the West Cameron 77 Mustang well. Geological costs for the period August 2, 2004 (Inception) through September 30, 2006 were approximately $0.2 million. There were no geological costs incurred in 2005 or 2006.

Lease operating expenses. Lease operating expenses for the three and nine months ended September 30, 2006 and for the period August 2, 2004 (Inception) through September 30, 2006, were approximately $0.2 million, $0.3 million and $0.3 million, respectively. Lease operating expenses are related to production activity for the West Cameron 77 #2 project and the Eugene Island 364 project. There were no lease operating expenses incurred in 2005.

Management fees. The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Effective September 2006, the Manager has changed its policy regarding the annual management fee. Commencing on September 1, 2006, the management fee, payable monthly, will be equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three and nine months ended September 30, 2006 were approximately $0.5 million and $1.4 million respectively. Management fees incurred and paid for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2006, were approximately $0.5 million, $1.5 million and $3.9 million, respectively.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses were approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, other general and administrative expenses were approximately $0.1 million and $0.2 million, respectively. For the period August 2, 2004 (Inception) through September 30, 2006, other general and administrative expenses were approximately $0.6 million.

Casualty loss. Casualty loss for the period August 2, 2004 (Inception) through September 30, 2006 was approximately $0.1 million, related to costs not recoverable through insurance for the West Cameron 77 #2 project. There was no casualty loss for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, casualty losses were nil and $0.1 million, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts and US Treasury Notes. Interest income for the three and nine months ended September 30, 2006 was approximately $0.9 million and $1.3 million, respectively. Interest income for the three and nine months ended September 30, 2005 and for the period August 2, 2004 (Inception) through September 30, 2006, was approximately $0.4 million, $0.9 million, and $2.7 million, respectively.

Capital Resources and Liquidity

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $3.2 million, primarily related cash receipts from production revenue and interest income, partially offset by cash expenditures for operating expenses.

Cash flows used in operating activities for the nine months ended September 30, 2005 were approximately $1.0 million, primarily related to management fees and general and administrative fees partially offset by interest income.

Cash flows used in operating activities for the period August 2, 2004 (Inception) through September 30, 2006 were approximately $2.0 million, primarily related to cash receipts from production revenue offset by cash expenditures for operating expenses.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $33.8 million, primarily related to capital expenditures for oil and gas properties and investments in marketable securities offset by proceeds from maturity of investment and an insurance receivable.

Cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $8.9 million, primarily related to payments to operators for working interests and expenditures, funding of the salvage fund and capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period August 2, 2004 (Inception) through September 30, 2006 were approximately $55.4 million, primarily related payments to operators for working interests and expenditures, capital expenditures for oil and gas properties, funding of the salvage fund and investments in marketable securities offset by proceeds from maturity of investment.

Cash flows used in by financing activities for the nine months ended September 30, 2006 were approximately $2.4 million, related to distributions to shareholders and the Manager.

Cash flows provided by financing activities for the nine months ended September 30, 2005 were approximately $51 thousand, primarily related to the collection of subscription receivable, partially offset by syndication costs.

Cash flows provided by financing activities for the period August 2, 2004 (Inception) through September 30, 2006 represents approximately $67.9 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised primarily of approximately $78.9 million shareholders contributions offset by syndication costs of approximately $8.6 million and distributions to shareholders and the Manager of approximately $2.4 million.

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

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of September 30, 2006, such estimated capital expenditures to be spent total approximately $6.3 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of  September 30, 2006
(In thousands)                          Total Project          Spent Through           To be Spent
                                            Costs           September 30, 2006        Next 12 Months
                                            -----           ------------------        --------------
Projects
        West Cameron 77 #2 (i)                $  13.1                 $   9.1                  $  4.0
        Eugene Island 364 (ii)                   13.3                    12.9                     0.4
        Eugene Island 337 (iii)                   7.0                     5.1                     1.9
                                              -------                 -------                  ------
                                              $  33.4                 $  27.1                  $  6.3
                                              =======                 =======                  ======

     (i) Total project costs assumes the drilling of two wells, costs spent through September 30, 2006 represent drilling and completion costs associated with the first well only.
     (ii) Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems.
     (iii) Eugene Island 337 was determined to be successful in July 2006, production is expected in April 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed in the Fund's 10-K/A.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 19, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements for the year ended December 31, 2005 as included in the Fund's Annual Report on Form 10-K should no longer be relied upon and should be restated for errors detected by management. The Fund is filing amendments to its Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, September 30, 2005 and March 31, 2006, and Form 10-Q/A for the quarterly period ended June 30, 2005, as a result of these restatements.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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