Form 10-Q
period 2007-03-31
Ridgewood Energy M Fund LLC
filed 2007-05-10
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one) :
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2007 there were 535.6818 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY M FUND, LLC
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except number of shares)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$11,629	$7,508
Short-term investment in marketable securities	8,802	15,656
Production receivable	457	493
Other current assets	85	22
Total current assets	20,973	23,679
Salvage fund	1,068	1,060
Oil and gas properties
Proved properties	28,448	22,163
Unproved properties	1,622	5,355
Less: accumulated depletion and amortization-proved properties	(4,489)	(4,100)
Total oil and gas properties, net	25,581	23,418
Total assets	$47,622	$48,157
Liabilities and Members' Capital
Current Liabilities:
Due to operators	$1,208	$717
Due to affiliate (Note 6)	40	-
Accrued expenses payable	272	155
Total current liabilities	1,520	872
Non-current liabilities
Asset retirement obligations	273	225
Total non-current liabilities	273	225
Total liabilities	1,793	1,097
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,077)	(837)
Retained earnings	178	105
Manager's total	(899)	(732)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Distributions	(6,103)	(4,742)
Syndication costs	(8,597)	(8,597)
Accumulated deficit	(17,459)	(17,756)
Shareholders' total	46,728	47,792
Total members' capital	45,829	47,060
Total liabilities and members' capital	$47,622	$48,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended March 31,
	2007	2006
Revenue
Oil and gas revenue	$1,378	$-
Expenses
Dry-hole costs	-	6,157
Depletion and amortization	389	-
Lease operating expenses	388	-
Management fees to affiliate	323	493
Other operating expenses	5	-
General and administrative expenses	182	47
Total expenses	1,287	6,697

Income (loss) from operations	91	(6,697)
Other income
Interest income	279	422
Net income (loss)	$370	$(6,275)

Manager Interest
Net income (loss)	$73	$(138)
Shareholder Interest
Net income (loss)	$297	$(6,137)
Net income (loss) per share	$554	$(11,456)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$370	$(6,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Dry-hole costs	-	6,157
Depletion and amortization	389	-
Accretion	3	-
Interest earned on marketable securities	(147)	(97)
Changes in assets and liabilities
Decrease in production receivable	36	-
(Increase) decrease in other current assets	(63)	11
Decrease in due to operators	(229)	-
Increase in accrued expenses payable	117	69
Increase in due to affiliate	40	4
Net cash provided by (used in) operating activities	516	(131)
Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,787)	(789)
Proceeds from insurance receivable	-	1,235
Interest income reinvested - salvage fund	(8)	(10)
Proceeds from the maturity of investment	15,740	-
Investment in marketable securities	(8,739)	(15,000)
Net cash provided by (used in) investing activities	5,206	(14,564)
Cash flows from financing activities
Distributions paid	(1,601)	-
Net cash used in financing activities	(1,601)	-
Net increase (decrease) in cash and cash equivalents	4,121	(14,695)
Cash and cash equivalents, beginning of period	7,508	43,454
Cash and cash equivalents, end of period	$11,629	$28,758
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$4,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy M Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement (“Agreement”) dated as of September 7, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. Although the date of formation is August 2, 2004, the Fund did not begin operations until September 7, 2004 when it began its private offering of shares.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 8).

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and environmental liabilities. Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund is required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Oil and natural gas properties

Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. Currently, it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

As of March 31, 2007 and December 31, 2006, amounts recorded in due to operators totaling approximately $1.2 million and $0.7 million, respectively, related to the acquisition of oil and gas property and/or drilling costs. In the first quarter of 2007, the December 31, 2006 due to operators balance was paid.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue of approximately $1.4 million and nil for the three months ended March 31, 2007 and 2006, respectively.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

($ in Thousands)
Asset Retirement Obligations:	March 31, 2007	December 31, 2006
Balance - Beginning of period	$225	$23
Liabilities incurred	45	501
Liabilities settled	-	(307)
Accretion expense	3	8
Balance - End of period	$273	$225

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  No impairments have been recorded by the Fund.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. At March 31, 2007 and December 31, 2006, the Fund had accumulated depletion and amortization of approximately $4.5 million and $4.1 million, respectively.

Income Taxes

No provision is made for income taxes in the financial statements. Because the Fund is a limited liability company (“LLC,”) the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At March 31, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $5.5 million and $7.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund, there are no legal restrictions on the withdrawal from the salvage fund.

Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs, detailed in the table below, were nil and approximately $6.2 million for the three months ended March 31, 2007 and 2006, respectively.

($ Thousands)	For the three months ended March 31,
Dry-hole Costs:	2007	2006
East Breaks 157	$-	$4,365
Eugene Island 357	-	1,715
Main Pass 155	-	77
Total Dry-hole Costs	$-	$6,157

The following table reflects the net changes in unproved properties at March 31, 2007 and December 31, 2006. At March 31, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the three	For the year
	months ended	ended
($ in Thousands)	March 31,	December 31,
Exploratory Drilling Costs:	2007	2006
Balance - Beginning of the period	$5,355	$465
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,225	5,162
Reclassification to proved properties based on the determination of proved reserves	(5,958)	-
Capitalized exploratory well costs charged to dry-hole costs	-	(272)
Balance - End of the period	$1,622	$5,355

4.	Short-term Investment in Marketable Securities

Short-term investments comprised are of US Treasury Notes with maturities greater than three months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. US Treasury Note will mature in August 2007.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Operating Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Operating Agreement.

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

The shareholders received distributions of approximately $1.4 million and nil for the three months ended March 31, 2007 and 2006, respectively.

The Manager received distributions of approximately $0.2 million and nil for the three months ended March 31, 2007 and 2006, respectively.

6.	Related Parties

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Commencing September 1, 2006, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Commencing January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Management fees of approximately $0.3 million and $0.5 million were incurred for the three months ended March 31, 2007 and 2006, respectively, of which $40 thousand was due to the Manager as of March 31, 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2007 and December 31, 2006, there was no outstanding payables or receivables related to these transactions.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments

At March 31, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short term investments in marketable securities and salvage fund approximate fair value.

8.	Commitments and Contingencies

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At of March 31, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Form 10-Q for a presentation of the Fund’s significant accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the 2006 Form 10-K.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid an annual management fee (effective January 1, 2007, 2.0% of capital contributions, net of dry-hole costs), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions.

Business Update

As of March 31, 2007 the Fund has participated in the drilling of nine wells, of which one well is currently producing and four wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed or recompleted to facilitate production. Four of the Fund’s projects were deemed dry-holes and plugged and abandoned in prior years. In addition, the Fund has working interests in three new projects (see “Recent Developments” below) expected to be drilled over the next six months and anticipates drilling a second well in the West Cameron 77 project within the next two years.

Recent Developments

In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Offshore, Inc. (“LLOG”) off the coast of Louisiana. Each of the projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites. Since the projects are not very deep, they can be drilled and completed quickly. Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly. During the first quarter of 2007, two of the projects operated by LLOG were determined to have successful discoveries. Of the remaining four projects, the Fund has decided not to participate in the Galveston 248 project with LLOG due to economics. The Fund plans to participate in the remaining three LLOG projects with drilling expected within the next six months. Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
Ship Shoal 81	LLOG	LA	8.75%	$600	3rd quarter 2007 drilling date
South Marsh Island 111	LLOG	LA	8.75%	$800	Currently drilling 2nd quarter 2007
Vermilion 344	LLOG	LA	8.75%	$1,100	Successful-completion expected during 4th quarter 2007
West Delta 67	LLOG	LA	8.75%	$800	3rd quarter 2007 drilling date
West Delta 68	LLOG	LA	8.75%	$800	Successful-completion expected during 4th quarter 2007

The Fund has a 20% ownership in Eugene Island 337 operated by Devon Energy Production Company, L.P., which was determined to be a commercial success in July 2006. The well has been completed and production is anticipated to begin in the 3rd quarter of 2007.

The Fund has a 50% ownership in Eugene Island 364 operated by El Paso E&P Company which was determined to be a success. The well produced for a short time in 2006 but has been shut-in since August 2006 for mechanical problems and is currently being reviewed by the partners. Although the Fund believes the shut-in is temporary, it does not anticipate production from Eugene Island 364 during 2007.

The Fund has a 14.54% ownership in the West Cameron 77 #2 project operated by BHP Billiton Petroleum. The well began production in May 2006 and continued to produce at expected production levels for the first quarter. Average gross production per day approximated 16.1 million cubic feet equivalent (“mcfe”) for March 2007. The Fund plans to drill an additional well on the West Cameron 77 leaseblock within the next two years.

Results of Operations

The following review of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended March 31,
	2007	2006
Revenue
Oil and gas revenue	$1,378	$-
Expenses
Dry-hole costs	-	6,157
Depletion and amortization	389	-
Lease operating expenses	388	-
Management fees to affiliate	323	493
Other operating expenses	5	-
General and administrative expenses	182	47
Total expenses	1,287	6,697

Income (loss) from operations	91	(6,697)
Other income
Interest income	279	422
Net income (loss)	$370	$(6,275)

Operating Revenues. Oil and gas revenues for the three months ended March 31, 2007 and 2006 were approximately $1.4 million and nil, respectively. The increase is the result of production in 2007 related to the West Cameron 77 project which began producing in June 2006. The Fund had no producing projects during the three months ended March 31, 2006.

Production volume for natural gas was approximately 177 thousand million cubic feet ("mcf") and the average sales price for natural gas was approximately $7.14 during the first quarter of 2007.

Production volume for oil was approximately 1,850 barrels and the average sales price for oil was approximately $58 during the first quarter of 2007.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months ended March 31, 2007 and 2006.

($ Thousands)	For the three months ended March 31,
Dry-hole Costs:	2007	2006
East Breaks 157	$-	$4,365
Eugene Island 357	-	1,715
Main Pass 155	-	77
Total Dry-hole Costs	$-	$6,157

Depletion and amortization. Depletion and amortization for the three months ended March 31, 2007 and 2006 was approximately $0.4 million and nil, respectively, resulting from production in 2007.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended March 31, 2007 and 2006, lease operating expenses were approximately $0.4 million and nil, respectively, resulting from production in 2007.

Management Fee. The Manager receives an annual management fee, payable monthly, of 2.0% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing September 1, 2006, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Commencing January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. For the three months ended March 31, 2007 and 2006, management fees were approximately $0.3 million and $0.5 million, respectively.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in US Treasury Notes. Insurance expense represents premiums related to well control insurance, production insurance and the directors and officers’ liability policy. The directors and officers’ liability policy is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.

The following table summarizes general and administrative expenses for the three months ended March 31, 2007 and 2006.

($ in Thousands)	For the three months ended March 31,
Other general and administrative expenses:	2007	2006
Accounting and legal fees	$45	$35
Insurance	128	10
Trust fees	8	2
Other	1	-
Other general and administrative expenses	$182	$47

Interest Income. Interest income for the three months ended March 31, 2007 and 2006 was approximately $0.3 million and $0.4 million, respectively. The decrease in the interest income is due to lower balances in cash and cash equivalents.

Capital Resources and Liquidity

Cash flows provided by operating activities for the three months ended March 31, 2007 were approximately $0.5 million, primarily related to production revenue and interest income, partially offset by management fees, lease operating expenses and other general and administrative expenses.

Cash flows used in operating activities for the three months ended March 31, 2006 were approximately $0.1 million, primarily related to cash expenditures for management fees partially offset by cash receipts of interest income.

Cash flows provided by investing activities for the three months ended March 31, 2007 were approximately $5.2 million, primarily related to proceeds from the maturity of investments, offset by capital expenditures for oil and gas properties and investments in marketable securities.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $14.6 million, primarily related to capital expenditures for oil and gas properties and investments in marketable securities, partially offset by proceeds from insurance.

Cash flows used in financing activities for the three months ended March 31, 2007 were approximately $1.6 million related to distributions paid to the Manager and to the Shareholders.

There were no cash flows related to financing activities for the three months ended March 31, 2006.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2007, such estimated capital expenditures approximate $16.9 million, $11.9 million of which is expected to be paid out of unspent capital contributions within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for future periods. Remaining unspent development capital will be reallocated to one or more new unspecified projects.

($ in Millions)
Estimated Capital Expenditures:
As of March 31, 2007 Projects	Spent through March 31, 2007	To be Spent Next 12 Months	To be Spent Years 2-3
West Cameron 77 Mustang (i)	$9.2	$-	$5.0
Eugene Island 364 (ii)	13.3	6.3	-
Eugene Island 337 (iii)	6.0	0.1	-
Ship Shoal 81(v) (vii)	-	1.4	-
South Marsh Island 111 (iv) (vii)	-	1.4	-
Vermilion 344 (vi)	0.7	0.9	-
West Delta 67 (v) (vii)	-	1.3	-
West Delta 68 (vi)	0.9	0.5	-

	$30.1	$11.9	$5.0

(i)	West Cameron 77 Mustang well #2 began production in May 2006, unspent capital at March 31, 2007 relates to the addition of a second well.
(ii)	Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems, unspent capital represents estimated costs to sidetrack the well.
(iii)	Eugene Island 337 discovery in July 2006, production expected in April 2007.
(iv)	Project currently drilling in 2nd quarter of 2007.
(v)	Project scheduled to begin drilling in 3rd quarter of 2007.
(vi)	Project successful during 1st quarter of 2007. Production expected 4th quarter of 2007.
(vii)
Total project costs assume that the wells are commercially successful. If one of the budgeted exploratory projects are unsuccesful, budgeted development capital will be reallocated to one or more new unspecified projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee. Commencing in January 2007, the management fee payable will be equal to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. For the Fund, the management fee will be reduced from approximately $1.9 million for 2006 to approximately $1.3 million for 2007, or approximately $47 thousand per month based on net of dry-hole expenses as of March 31, 2007.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2007 and December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Funds' revenue, future results of operations and financial condition would be adversely impacted.

The Fund does not have or use, any derivative instruments nor does it have any plans to enter into such derivative arrangements. The Fund will generally invest cash in high-quality credit instruments consisting primarily of money market funds, bankers acceptance notes and government agency securities with maturities of six months or less. The Fund does not expect any material loss from cash equivalents and therefore believes its potential interest rate exposure is not material. The Fund has no plan to conduct any international activities and therefore believes it is not subject to foreign currency risk.

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices.

Low commodity prices could have an adverse affect on the Fund’s future profitability and, in such an event the Fund may be required by accounting rules to write down the carrying value of the Fund’s projects. Revenue to the Fund will be sensitive to changes in price to be received for oil and natural gas production. Prevailing market prices fluctuate in response to many factors that are outside of the Fund's control such as the supply and demand for oil and natural gas. Availability of alternative fuels as well as seasonal risks such as hurricanes can also impact the supply and demand.

High oil and natural gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new projects. The increased cost in daily rig rates could have a negative impact on the return to shareholders in the Fund. The shortage of drilling rigs could delay the application of capital to such projects and thus delay revenue from operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of March 31, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

Item 1a. RISK FACTORS

For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Fund’s 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Fund’s most recent Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

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

10.1
Multi-Well Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Galveston 248, Ship Shoal 81, South Marsh Island 111, Vermilion 344, West Delta 67 and West Delta 68.

10.2	Participation Agreement between El Paso Production GOM, Inc. and Ridgewood Energy Corporation as Manager for Eugene Island 364.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2007			RIDGEWOOD ENERGY M FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)