Form 10-Q
period 2007-06-30
Ridgewood Energy M Fund LLC
filed 2007-08-03
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 3, 2007 there were 535.6818 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except number of shares)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9,521	$7,508
Short-term investment in marketable securities	8,915	15,656
Production receivable	432	493
Due from operators	46	-
Other current assets	73	22
Total current assets	18,987	23,679
Salvage fund	1,077	1,060
Oil and gas properties:
Proved properties	28,448	22,163
Unproved properties	2,194	5,355
Less: accumulated depletion and amortization-proved properties	(4,875)	(4,100)
Total oil and gas properties, net	25,767	23,418
Total assets	$45,831	$48,157
Liabilities and Members' Capital
Current liabilities:
Due to operators	$60	$717
Accrued expenses payable	102	155
Total current liabilities	162	872

Asset retirement obligations	276	225
Total liabilities	438	1,097
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(1,203)	(837)
Retained earnings	254	105
Manager's total	(949)	(732)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Distributions	(6,815)	(4,742)
Syndication costs	(8,597)	(8,597)
Accumulated deficit	(17,133)	(17,756)
Shareholders' total	46,342	47,792
Total members' capital	45,393	47,060
Total liabilities and members' capital	$45,831	$48,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenues	$1,175	$2,311	$2,553	$2,311
Expenses
Dry-hole costs	(46)	124	(46)	6,281
Depletion and amortization	386	1,277	775	1,277
Lease operating expenses	216	92	604	92
Management fees to affiliate (Note 5)	322	493	645	986
Other operating expenses	19	2	24	2
General and administrative expenses	132	171	314	218
Total expenses	1,029	2,159	2,316	8,856

Income (loss) from operations	146	152	237	(6,545)
Other income
Interest income	256	465	535	887
Net income (loss)	$402	$617	$772	$(5,658)

Manager Interest
Net income (loss)	$76	$225	$149	$87

Shareholder Interest
Net income (loss)	$326	$392	$623	$(5,745)
Net income (loss) per share	$609	$731	$1,163	$(10,725)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$772	$(5,658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dry-hole costs	(46)	6,281
Depletion and amortization	775	1,277
Accretion	6	2
Interest earned on marketable securities	(260)	(268)
Changes in assets and liabilities:
Decrease (increase) in production receivable	61	(2,311)
(Increase) decrease in other current assets	(51)	21
(Decrease) increase in due to operators	(88)	92
(Decrease) increase in accrued expenses payable	(53)	110
Net cash provided by (used in) operating activities	1,116	(454)
Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,648)	(2,931)
Proceeds from insurance receivable	-	1,235
Interest income reinvested - salvage fund	(17)	(21)
Proceeds from the maturity of investment	15,740	-
Investment in marketable securities	(8,739)	(15,000)
Net cash provided by (used in) investing activities	3,336	(16,717)
Cash flows from financing activities
Distributions paid	(2,439)	-
Net cash used in financing activities	(2,439)	-
Net increase (decrease) in cash and cash equivalents	2,013	(17,171)

Cash and cash equivalents, beginning of period	7,508	43,453
Cash and cash equivalents, end of period	$9,521	$26,282
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$4,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006, amounts recorded in due to operators totaling approximately $33 thousand and $0.6 million, respectively, related to the acquisition of oil and gas property and/or drilling costs.  The balance at December 31, 2006 in due to operators related to the acquisition of oil and gas properties was paid during the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	For the six months ended June 30, 2007	For the year ended December 31, 2006
	(in thousands)
Balance - Beginning of period	$225	$23
Liabilities incurred	45	501
Liabilities settled	-	(307)
Accretion expense	6	8
Balance - End of period	$276	$225

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable.  The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and six months ended June 30, 2007 and 2006, no impairments were recorded.

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

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $2.2 million and $7.3 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  Held-to-maturity investments at June 30, 2007 were $8.9 million, maturing in August 2007.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  The following table reflects the net changes in unproved properties at June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the six months ended June 30, 2007	For the year ended December 31, 2006
	(in thousands)
Balance - Beginning of the period	$5,355	$465
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,797	5,162
Reclassification to proved properties based on the determination of proved reserves	(5,958)	-
Capitalized exploratory well costs charged to dry-hole costs	-	(272)
Balance - End of the period	$2,194	$5,355

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
East Breaks 157	$-	$211	$-	$4,576
Eugene Island 357	-	(10)	-	1,705
Main Pass 155	(46)	(77)	(46)	-
	$(46)	$124	$(46)	$6,281

4.	Distributions

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

The shareholders received distributions of approximately $2.1 million for the six months ended June 30, 2007.  There were no distributions paid for the six months ended June 30, 2006.

The Manager received distributions of approximately $0.4 million for the six months ended June 30, 2007.  There were no distributions paid for the six months ended June 30, 2006.

5.	Related Parties

A management agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Commencing September 1, 2006, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  Commencing January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. Management fees of approximately $0.3 million and $0.6 million were incurred for the three and six months ended June 30, 2007, respectively.  Management fees of approximately $0.5 million and $1.0 million were incurred for the three and six months ended June 30, 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2007 and December 31, 2006, there was no outstanding payables or receivables related to these transactions.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

At June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short term investments in marketable securities and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At of June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

Eugene Island 364
The Fund has a 50% ownership in Eugene Island 364 operated by El Paso E&P Company which was determined to be a success.  The well produced for a short time in 2006 but has been shut-in since August 2006 due to mechanical problems.  As of August 3, 2007, the partners have not concluded as to the optimal method to develop the reserves and further seismic analysis and engineering studies are on-going.  Current estimates to correct this mechanical problem are approximately $6 million.  The Fund assesses its projects for impairment if impairment indicators are identified.  Based on current reserve projections and estimated costs, management’s analysis indicate that estimated future cash flows exceed the projected costs of the Eugene Island 364 project.   Capitalized costs net of accumulated depletion and amortization related to the Eugene Island 364 project as of June 30, 2007 approximate $11.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing.  The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of the filing.  All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund's behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund's financial condition and operating results is based on the Fund's financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund's financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.   No changes have been made to the Fund's critical accounting policies and estimates since the filing of the 2006 Annual Report on Form 10-K.

Overview of the Fund's Business

The Fund is an independent oil and natural gas producer.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

As of June 30, 2007 the Fund has participated in the drilling of ten wells, of which one well is currently producing and five wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed or recompleted to facilitate production.  Four of the Fund’s projects were deemed dry-holes and plugged and abandoned in prior years.  In addition, the Fund has working interests in two new projects (see “Recent Developments” below) expected to be drilled over the next six months and anticipates drilling a second well in the West Cameron 77 project within the next two years.

Recent Developments

LLOG Projects
In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to economics.  Each of the projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites.   Since the projects are not very deep, they can be drilled and completed quickly.  Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly. During the first half of 2007, three of the projects operated by LLOG were determined to have successful discoveries. The Fund plans to participate in the remaining two LLOG projects with drilling expected within the next three months.  Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
South Marsh Island 111	LLOG	LA	8.75%	n/a	Successful - production expected 2nd quarter 2008
Vermilion 344	LLOG	LA	8.75%	n/a	Successful - production expected 1st quarter 2008
West Delta 68	LLOG	LA	8.75%	n/a	Successful - production expected 1st quarter 2008
Ship Shoal 81	LLOG	LA	8.75%	$600	3rd quarter 2007 drilling date
West Delta 67	LLOG	LA	8.75%	$800	3rd quarter 2007 drilling date

Eugene Island 337
The Fund has a  20% ownership in Eugene Island 337, operated by Devon Energy Corporation (“Devon”), which was determined to be a commercial success in July 2006.  The well has been completed and production is anticipated to begin in the third quarter of 2007.

Eugene Island 364
The Fund has a 50% ownership in Eugene Island 364 operated by El Paso E&P Company which was determined to be a success.  The well produced for a short time in 2006 but has been shut-in since August 2006 due to mechanical problems.  As of August 3, 2007, the partners have not concluded as to the optimal method to develop the reserves and further seismic analysis and engineering studies are on-going.  Current estimates to correct this mechanical problem total approximately $6.0 million.   Based on current reserve projections and estimated costs, management’s analysis indicate that estimated future cash flows exceed the total projected costs of the Eugene Island 364 project.  If future projected costs exceed current estimates, the Fund will reassess Eugene Island 364 for impairment based on those revised estimates.  Capitalized costs net of accumulated depletion and amortization related to the Eugene Island 364 project as of June 30, 2007 approximate $11.2 million.

Producing Properties

West Cameron 77 Mustang
The Fund has a 14.54% ownership in the West Cameron 77 #2 project operated by BHP Billiton Petroleum.  The well began production in May 2006 and continued to produce at expected production levels through the second quarter.  Average gross production per day approximated 13.5 million cubic feet equivalent for June 2007.  The Fund plans to drill an additional well on the West Cameron 77 leaseblock within the next two years.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenues	$1,175	$2,311	$2,553	$2,311
Expenses
Dry-hole costs	(46)	124	(46)	6,281
Depletion and amortization	386	1,277	775	1,277
Lease operating expenses	216	92	604	92
Management fees to affiliate	322	493	645	986
Other operating expenses	19	2	24	2
General and administrative expenses	132	171	314	218
Total expenses	1,029	2,159	2,316	8,856

Income (loss) from operations	146	152	237	(6,545)
Other income
Interest income	256	465	535	887
Net income (loss)	$402	$617	$772	$(5,658)

Operating Revenue. Oil and gas revenue for the three and six months ended June 30, 2007 were approximately $1.2 million and $2.6 million, respectively.  Oil and gas revenue for both the three and six months ended June 30, 2006 were approximately $2.3 million.

The Fund had no producing projects prior to May 2006.  Revenue for the three and six months ended June 30, 2006 represents the initial month’s of production for West Cameron 77 Mustang (May 2006) and Eugene Island 364 (June 2006).  Oil and gas revenue for the three and six months ended June 30, 2007 primarily represents production from the West Cameron 77 Mustang well only as the Eugene Island 364 well has not produced during 2007 (see recent developments). Although the Fund has experienced a decline in production volumes for the West Cameron 77 Mustang well from the initial production volumes in May and June 2006, 2007 production volumes are on target with projected reserve estimates.

Natural gas prices increased during the second quarter of 2007 as compared to the second quarter of 2006, from approximately $6.55 to $8.07 per million cubic feet. Oil prices during the second quarter of 2007 averaged approximately $67 per barrel as compared to approximately $68 per barrel for the second quarter of 2006.

Operating and Other Expenses

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
East Breaks 157	$-	$211	$-	$4,576
Eugene Island 357	-	(10)	-	1,705
Main Pass 155	(46)	(77)	(46)	-
	$(46)	$124	$(46)	$6,281

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2007 was approximately $0.4 million and $0.8 million, respectively, related to production of the West Cameron 77 Mustang property.  Depletion and amortization for both the three and six months ended June 30, 2006 was approximately $1.3 million related to initial production volumes from the West Cameron 77 Mustang and Eugene Island 364 properties.  The decrease in depletion and amortization is a result of an overall decline in West Cameron 77 Mustang production volumes and the shut-in of the Eugene Island 364 property which has not been depleted in 2007.

Lease Operating Expenses.  Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three and six months ended June 30, 2007, lease operating expenses were approximately $0.2 million and $0.6 million, respectively, resulting from production in 2007.  For both the three and six months ended June 30, 2006, lease operating expenses were approximately $0.1 million.  The significant increase in lease operating expenses is a result of approximately $0.5 million of workover expenses incurred in 2007 related to the Eugene Island 364 project, as well as six months of production for the Fund in 2007 as compared to only two months of production in 2006.

Management Fee.  The Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing September 1, 2006, the management fee, payable monthly, was equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  Commencing January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  For the three and six months ended June 30, 2007, management fees were approximately $0.3 million and $0.6 million, respectively.  For the three and six months ended June 30, 2006, management fees were approximately $0.5 million and $1.0 million, respectively.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Fiduciary fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in US Treasury Notes. Insurance expense represents premiums related to well control insurance, production insurance and the directors and officers’ liability policy.  The directors and officers’ liability policy is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  The significant increase in insurance expense for the six months ended June 30, 2007 primarily relates to the increased drilling activities of the Fund for the LLOG projects, which primarily occurred in the first quarter of 2007.  For the three and six months ended June 30, 2006 insurance expense primarily relates to drilling insurance on the Eugene Island 364 project which was all incurred during the quarter ended June 30, 2006.  Decreased drilling activity in the quarter ended June 30, 2007as compared to the quarter ended June 30, 2006 resulted in decreased insurance expense in the current quarter.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$67	$50	$112	$85
Insurance	56	113	184	123
Trust fees	9	8	17	10
Other	-	-	1	-
	$132	$171	$314	$218

Interest Income.  Interest income for the three and six months ended June 30, 2007 was approximately $0.3 million and $0.5 million, respectively.  Interest income for the three and six months ended June 30, 2006 was approximately $0.5 million and $0.9 million, respectively.  Increased interest rates during the six months ended June 30, 2007 were offset by a decrease in average outstanding balances earning interest.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2007 were approximately $1.1 million, primarily related to production revenue and interest income, partially offset by management fees, lease operating expenses and other general and administrative expenses.

Cash flows used in operating activities for the six months ended June 30, 2006 were approximately $0.5 million, primarily related to cash expenditures for management fees, insurance expense and accounting and legal expenses partially offset by interest income.   As the Fund had just started generating oil and gas production, it had not collected any oil and gas revenue through June 30, 2006.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2007 were approximately $3.3 million, primarily related to proceeds from the maturity of investments, offset by capital expenditures for oil and gas properties and investments in marketable securities.

Cash flows used in investing activities for the six months ended June 30, 2006 were approximately $16.7 million, primarily related to capital expenditures for oil and gas properties and investments in marketable securities, partially offset by proceeds from insurance.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2007 were approximately $2.4 million related to distributions paid to the Manager and to the Shareholders.

There were no cash flows related to financing activities for the six months ended June 30, 2006.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures approximate $18.2 million, $12.6 million of which is expected to be paid out of unspent cash within the following 12 months, the remaining $5.6 million is expected to be spent in the following two to three years.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for future periods.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures:
As of June 30, 2007
	Spent through June 30, 2007	To be Spent Next 12 Months	To be Spent Years 2-3

	(in thousands)
West Cameron 77 Mustang (i)	$8,990	$-	$5,644
Eugene Island 364 (ii)	13,227	6,323	-
Eugene Island 337 (iii)	5,969	391	-
Ship Shoal 81(iv)	50	1,591	-
South Marsh Island 111 (vi)	505	1,429	-
Vermilion 344 (v)	744	1,172	-
West Delta 67 (iv)	-	1,281	-
West Delta 68 (v)	893	432	-
	$30,378	$12,619	$5,644

(i)	West Cameron 77 Mustang well #2 began production in May 2006, unspent capital at June 30, 2007 relates to the addition of a second well.
(ii)	Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems, unspent capital represents estimated costs to sidetrack the well.
(iii)	Eugene Island 337 discovery in July 2006, production expected in August 2007.
(iv)	Drilling expected 3rd quarter 2007.
(v)	Project successful, production expected in 1st quarter 2008.
(vi)	Project successful, production expected in 2nd quarter 2008.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable will be equal to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  For the Fund, the management fee is reduced from approximately $1.9 million for 2006 to approximately $1.3 million for 2007, or approximately $47 thousand per month based on cumulative dry-hole expenses as of June 30, 2007.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Multi-Well Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Galveston 248, Ship Shoal 81, South Marsh Island 111, Vermilion 344, West Delta 67 and West Delta 68. (previously filed)
10.2	Participation Agreement between El Paso Production GOM, Inc. and Ridgewood Energy Corporation as Manager for Eugene Island 364. (previously filed)
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 3, 2007			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)