Form 10-Q
period 2007-09-30
Ridgewood Energy M Fund LLC
filed 2007-11-14
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of, November 14, 2007 there were 535.6818 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$12,394	$7,508
Short-term investments in marketable securities	5,019	15,656
Production receivable	97	493
Due from operators	78	-
Other current assets	628	22
Total current assets	18,216	23,679
Salvage fund	1,098	1,060
Oil and gas properties:
Proved properties	25,360	22,163
Unproved properties	2,598	5,355
Less: accumulated depletion and amortization-proved properties	(5,084)	(4,100)
Total oil and gas properties, net	22,874	23,418
Total assets	$42,188	$48,157
Liabilities and Members' Capital
Current liabilities:
Due to operators	$237	$717
Due to affiliates (Note 5)	33	-
Accrued expenses payable	58	155
Total current liabilities	328	872

Asset retirement obligations	280	225
Total liabilities	608	1,097
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(1,322)	(837)
Accumulated (deficit) earnings	(155)	105
Manager's total	(1,477)	(732)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(7,494)	(4,742)
Accumulated deficit	(19,739)	(17,756)
Shareholders' total	43,057	47,792
Total members' capital	41,580	47,060
Total liabilities and members' capital	$42,188	$48,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		Restated
		(See Note 2)
Revenue
Oil and gas revenue	$685	$3,803	$3,238	$6,114
Expenses
Dry-hole costs	257	25	211	6,306
Depletion and amortization	209	2,222	984	3,499
Impairment of proved property	2,943	-	2,943	-
Lease operating expenses	63	217	667	309
Management fees to affiliate (Note 5)	269	464	914	1,450
Other operating expenses	59	3	83	5
General and administrative expenses	124	127	438	345
Total expenses	3,924	3,058	6,240	11,914

(Loss) income from operations	(3,239)	745	(3,002)	(5,800)
Other income
Interest income	224	442	759	1,329
Net (loss) income	$(3,015)	$1,187	$(2,243)	$(4,471)

Manager Interest
Net (loss) income	$(409)	$291	$(260)	$520

Shareholder Interest
Net (loss) income	$(2,606)	$896	$(1,983)	$(4,991)
Net (loss) income per share	$(4,865)	$1,673	$(3,702)	$(9,317)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,243)	$(4,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dry-hole costs	211	6,306
Depletion and amortization	984	3,499
Impairment of proved property	2,943	-
Accretion expense	10	5
Interest earned on marketable securities	(328)	(457)
Changes in assets and liabilities:
Decrease (increase) in production receivable	396	(1,838)
Increase in other current assets	(336)	(7)
(Decrease) increase in due to operators	(87)	156
Increase in due to affiliates	33	-
(Decrease) increase in accrued expenses payable	(97)	37
Net cash provided by operating activities	1,486	3,230
Cash flows from investing activities
Capital expenditures for oil and gas properties	(4,290)	(19,997)
Proceeds from insurance receivable	-	1,235
Salvage fund investments	(38)	(33)
Proceeds from the maturity of marketable securities	24,704	15,346
Investment in marketable securities	(13,739)	(30,346)
Net cash provided by (used in) investing activities	6,637	(33,795)
Cash flows from financing activities
Distributions paid	(3,237)	(2,354)
Net cash used in financing activities	(3,237)	(2,354)
Net increase (decrease) in cash and cash equivalents	4,886	(32,919)

Cash and cash equivalents, beginning of period	7,508	43,454
Cash and cash equivalents, end of period	$12,394	$10,535
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$4,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy M Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of September 7, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.

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

Restatement
Subsequent to filing the September 30, 2006 Quarterly Report on Form 10-Q, the Fund identified a misstatement of $0.4 million in the interest income reported for the three months ended September 30, 2006. The misstatement resulted from a clerical error in a schedule used by the Fund to compile its results of operations in preparing its Quarterly Report on Form 10-Q. The impact of this restatement is detailed in the table below:

	Three Months Ended September 30, 2006
	As reported	As restated
	(in thousands, except per share amounts)
Income from operations	$745	$745
Interest income	864	442

Net income	$1,609	$1,187

Manager income	$295	$291

Shareholder income	$1,314	$896
Income per share	$2,454	$1,673

The misstatement has no impact on the Fund’s condensed statements of operations and cash flows for the nine months ended September 30, 2006.  Also, this misstatement has no impact on the balance sheet as of September 30, 2007 or December 31, 2006.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $4.1 million and $7.3 million, respectively.  The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  At September 30, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $6.1 million, maturing in January and February 2008.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized. Currently it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

As of September 30, 2007 and December 31, 2006, approximately $0.2 million and $0.6 million, respectively, were recorded in due to Operators related to the acquisition of oil and gas property.  The balance at December 31, 2006 was paid during the first quarter of 2007.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.  At September 30, 2007, the Fund had an advance to Operator of $270 thousand relating to Ship Shoal 81, which is included in other current assets, see Note 8 for further information.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The following table presents changes to the asset retirement obligations.

	For the nine months ended September 30,	For the year ended December 31, 2006
	(in thousands)
Balance - Beginning of Period	$225	$23
Liabilities incurred	45	501
Liabilities settled	-	(307)
Accretion expense	10	8
Balance - End of Period	$280	$225

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners and a payable to other working interest owners for volumes oversold by the Fund.  At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable.  The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

At September 30, 2007, the Fund recorded an impairment of $2.9 million related to the Eugene Island 337 lease block based upon futures pricing at September 30, 2007.  When the well began producing in November 2007, the production flow rate was lower than originally expected, as such, internal engineering estimates of the proved reserves were prepared.  Based upon these internal reserve estimates, the carrying value of the asset was in excess of the future discounted cash flows.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with SFAS 144, the Fund recorded the impairment loss based upon the current reserve estimates.  For the three and nine months ended September 30, 2006, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability corporation, and as such the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.  Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006.  At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the nine months ended September 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of the period	$5,355	$465
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,463	5,162
Reclassification to proved properties based on the determination of proved reserves	(5,958)	-
Capitalized exploratory well costs charged to dry-hole costs	(262)	(272)
Balance - End of the period	$2,598	$5,355

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
East Breaks 157	$-	$23	$-	$4,599
Eugene Island 357	(3)	2	(3)	1,707
Main Pass 155	(1)	-	(47)	-
Vermilion 7/8	(1)	-	(1)	-
Ship Shoal 81	262	-	262	-
	$257	$25	$211	$6,306

4.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund's Agreement, is to be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Agreement.

Available cash from dispositions, as defined in the Fund's Agreement, is paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $2.8 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The Manager received distributions of approximately $0.5 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

5.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  After September 1, 2006, the management fee, was equal to 2.5% of the total shareholder capital contributions net of dry-hole expenses incurred by the Fund.  Commencing January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. On September 1, 2007, the Manager elected to further reduce its management fee to 1.0% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  See Note 8 for further information.  Management fees of approximately $0.3 million and $0.9 million were incurred for the three and nine months ended September 30, 2007, respectively.  Management fees of approximately $0.5 million and $1.5 million were incurred for the three and nine months ended September 30, 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007 $33 thousand was due to the Manager and included in due to affiliates.  As of December 31, 2006, there was no outstanding payables or receivables related to these transactions.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying values of cash and cash equivalents, short term investments in marketable securities and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

Eugene Island 364
The Fund has a 50% ownership in Eugene Island 364 operated by El Paso E&P Company which was determined to be a success.  The well produced for a short time in 2006 but has been shut-in since August 2006 due to mechanical problems.  As of September 30, 2007, the partners have not concluded as to the optimal method to develop the reserves and further seismic analysis and engineering studies are on-going.  Current estimates to correct this mechanical problem are approximately $6 million.  The Fund assesses its projects for impairment if impairment indicators are identified.  Based on current reserve projections and estimated costs, management’s analysis indicate that estimated future cash flows exceed the projected costs of the Eugene Island 364 project.  Capitalized costs net of accumulated depletion and amortization related to the Eugene Island 364 project as of September 30, 2007 approximate $11.2 million.

8.	Subsequent Events

On October 1, 2007, the Manager has elected to cease collecting its management fee for the remaining life of the Fund.

On October 15, 2007, the Fund was informed by its operator LLOG Exploration Company (“LLOG”), that the exploratory well being drilled by LLOG in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns an 8.75% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a charge for impairment of its working interest in the lease block was required.  In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.3 million in the third quarter of 2007 and there will be an additional charge of approximately $0.3 million in the fourth quarter of 2007.  The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the current views of management of Ridgewood Energy M Fund, LLC’s (the “Fund”) with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing.  The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of the filing.  All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on the Fund’s financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the 2006 Annual Report on Form 10-K.

The management’s discussion and analysis gives effect to the restatement disclosed in Note 2 of the financial statements within this filing.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee (2.0% of capital contributions, net of dry-hole costs), as of October 1, 2007, the Manager has elected to cease collecting its management fee for the remainder of the life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators  (“Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

As of the date of this filing, the Fund has participated in the drilling of thirteen wells, of which six wells were determined to have natural gas and oil reserves in commercial quantities; three of which are in the process of being completed to facilitate production; two are shut-in for recompilation and one began producing in November 2007.  Five of the Fund’s projects were deemed dry holes and are or will be plugged and abandoned.  In addition, the Fund has working interests in two new projects (see “Recent Developments” below) that are currently drilling and anticipates drilling a second well in the West Cameron 77 project within the next two years.

Recent Developments

LLOG Projects
In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to economics.  On October 15, 2007, the Fund was informed by LLOG that the exploratory well being drilled in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 8.75% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a charge for impairment of its working interest in the lease block was required.  In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.3 million in the third quarter of 2007 and there will be an additional charge of approximately $0.3 million in the fourth quarter of 2007.  The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Each of the remaining projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites.   Since the projects are not very deep, they can be drilled and completed quickly.  Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly.

Below is a summary of the wells operated by LLOG:

Lease Block	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
South Marsh Island 111	LA	8.75%	n/a	Successful - production expected 2nd quarter 2008
Vermilion 344	LA	8.75%	n/a	Successful - production expected 1st quarter 2008
West Delta 68	LA	8.75%	n/a	Successful - production expected 1st quarter 2008
Ship Shoal 81	LA	8.75%	n/a	Dry hole - October 2007
West Delta 67	LA	8.75%	$800	4th quarter 2007 drilling date

Eugene Island 337
The Fund has a 20% ownership in Eugene Island 337, operated by Devon Energy Corporation (“Devon”), which was determined to be a commercial success in July 2006.  When the well began producing in November 2007, the production flow rate was lower than originally expected, as such, internal engineering estimates of the proved reserves were prepared.  Based upon these internal reserve estimates, the carrying value of the asset was in excess of the future discounted cash flows and an impairment was recorded at September 30, 2007 in the amount of $2.9 million based upon futures pricing at September 30, 2007.  Natural gas and oil reserve quantities used to calculated impairment represent internal estimates only.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), the Fund recorded impairment loss based upon the current reserve estimates.

West Cameron 57
In September 2007, the Fund acquired a 12.5% working interest in West Cameron 57 operated by Chevron U.S.A., Inc. (“Chevron”).  Drilling began in October 2007, and drilling results are expected in the fourth quarter 2007.

Eugene Island 364
The Fund has a 50% ownership in Eugene Island 364 operated by El Paso E&P Company which was determined to be a success.  The well produced for a short time in 2006 but has been shut-in since August 2006 due to mechanical problems.  As of November 14, 2007, the partners have not concluded as to the optimal method to develop the reserves and further seismic analysis and engineering studies are on-going.  Current estimates to correct this mechanical problem total approximately $6.0 million.   Based on current reserve projections and estimated costs, management’s analysis indicate that estimated future cash flows exceed the total projected costs of the Eugene Island 364 project.  If future projected costs exceed current estimates, the Fund will reassess Eugene Island 364 for impairment based on those revised estimates.  Capitalized costs net of accumulated depletion and amortization related to the Eugene Island 364 project as of September 30, 2007 approximate $11.2 million.

Producing Properties

West Cameron 77 Mustang
The Fund has a 14.54% ownership in the West Cameron 77 #2 project operated by BHP Billiton Petroleum.  The well began production in May 2006 and continued to produce at expected production levels through the second quarter.  Due to excessive sand and solids production in the current zone, the well has been shut-in since early September 2007.  The Operator is in the process of reworking the existing zone, if that fails, the Operator will recomplete to the upper zone.  Production is expected to resume in late November or early December of 2007. The Fund plans to drill an additional well on the West Cameron 77 leaseblock within the next two years.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue		Restated
Oil and gas revenue	$685	$3,803	$3,238	$6,114
Expenses
Dry-hole costs	257	25	211	6,306
Depletion and amortization	209	2,222	984	3,499
Impairment of proved property	2,943	-	2,943	-
Lease operating expenses	63	217	667	309
Management fees to affiliate	269	464	914	1,450
Other operating expenses	59	3	83	5
General and administrative expenses	124	127	438	345
Total expenses	3,924	3,058	6,240	11,914

(Loss) income from operations	(3,239)	745	(3,002)	(5,800)
Other income
Interest income	224	442	759	1,329
Net (loss) income	$(3,015)	$1,187	$(2,243)	$(4,471)

Operating Revenue. Oil and gas revenue for the three and nine months ended September 30, 2007 were approximately $0.7 million and $3.2 million, respectively.  Oil and gas revenue for the three and nine months ended September 30, 2006 were approximately $3.8 million and $6.1 million, respectively.

The Fund had no producing projects prior to May 2006.  Revenue for the three and nine months ended September 30, 2006 represents the initial months of production for West Cameron 77 Mustang (May 2006) and Eugene Island 364 (June 2006).  Oil and gas revenue for the three and nine months ended September 30, 2007 primarily represents production from the West Cameron 77 Mustang well only as the Eugene Island 364 well has not produced during 2007 (see recent developments). The Fund has experienced a decline in production volumes for the West Cameron 77 Mustang well from the initial production volumes in May and September 2006, as a result, the well has been shut-down since early September 2007, and production is expected to resume in the fourth quarter 2007.

Natural gas prices were flat in the third quarter of 2007 as compared to the third quarter of 2006, at approximately $6.85 per million cubic feet.  Oil prices during the third quarter of 2007 averaged approximately $75.91 per barrel as compared to approximately $67.69 per barrel for the third quarter of 2006.

Operating and Other Expenses

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
East Breaks 157	$-	$23	$-	$4,599
Eugene Island 357	(3)	2	(3)	1,707
Main Pass 155	(1)	-	(47)	-
Vermilion 7/8	(1)	-	(1)	-
Ship Shoal 81	262	-	262	-
	$257	$25	$211	$6,306

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2007 was approximately $0.2 million and $1.0 million, respectively, related to production of the West Cameron 77 Mustang property.  Depletion and amortization for the three and nine months ended September 30, 2006 was approximately $2.2 million and $3.5 million, respectively, related to initial production volumes from the West Cameron 77 Mustang and Eugene Island 364 properties.  The decrease in depletion and amortization is a result of an overall decline in West Cameron 77 Mustang production volumes and the shut-in of the Eugene Island 364 property which has not been depleted in 2007.

Impairment of Proved Property.  Impairment of proved properties for the three and nine months ended September 30, 2007 was $2.9 million relating to the Fund’s investment in the Eugene Island 337 lease block.  There were no impairments in the 2006 comparative periods.  Natural gas and oil reserve quantities used to calculated impairment represent internal estimates only.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with SFAS 144, the Fund recorded the impairment loss based upon the current reserve estimates.

Lease Operating Expenses.  Lease operating expenses represent the day-to-day cost of operating and maintaining wells and related facilities. For the three and nine months ended September 30, 2007, lease operating expenses were approximately $0.1 million and $0.7 million, respectively, resulting from production in 2007.  For the three and nine months ended September 30, 2006, lease operating expenses were approximately $0.2 million and $0.3 million, respectively.  The significant increase for the nine month period in lease operating expenses is a result of approximately $0.5 million of workover expenses incurred in 2007 related to the Eugene Island 364 project, as well as nine months of production for the Fund in 2007 as compared to only two months of production in 2006.

Management Fee.  The Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. After September 1, 2006, the management fee was equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  January 1, 2007, the management fee was further reduced to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  On September 1, 2007, the Manager has elected to further reduce its management fee to 1.0% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund, and on October 1, 2007, the Manager has elected to cease collecting their management fee for the remainder of the life of the Fund.  For the three and nine months ended September 30, 2007, management fees were approximately $0.3 million and $0.9 million, respectively.  For the three and nine months ended September 30, 2006, management fees were approximately $0.5 million and $1.5 million, respectively.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Fiduciary fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in US Treasury Notes. Insurance expense represents premiums related to well control insurance and production insurance.  The increase in insurance expense for the nine months ended September 30, 2007 primarily relates to the increased drilling activities of the Fund for the LLOG projects, which primarily occurred in the first quarter of 2007.  For the three and nine months ended September 30, 2006 insurance expense primarily relates to drilling insurance on the Eugene Island 364 project which was all incurred during the quarter ended September 30, 2006.  The following table summarizes general and administrative expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$38	$34	$150	$119
Insurance	78	82	262	205
Trust fees	8	11	25	21
Other	-	-	1	-
	$124	$127	$438	$345

Interest Income.  Interest income for the three and nine months ended September 30, 2007 was approximately $0.2 million and $0.8 million, respectively.  Interest income for the three and nine months ended September 30, 2006 was approximately $0.4 million and $1.3 million, respectively.  Increased interest rates during the nine months ended September 30, 2007 were offset by a decrease in average outstanding balances earning interest causing an over-all decrease in interest income.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2007 were approximately $1.5 million, primarily related to cash receipts of $3.6 million and interest received of $0.4 million, partially offset by management fees of $0.9 million, lease and other operating expenses of $0.8 million, other general and administrative expenses of $0.4 million and unfavorable working capital of $0.5 million.

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $3.2 million, primarily related to cash receipts of $4.3 million, interest received of $0.9 million, and favorable working capital of $0.2 million, partially offset by cash expenditures for management fees of $1.5 million, lease and other operating expenses of $0.3 million, and other general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2007 were approximately $6.6 million, primarily related to proceeds from the maturity of marketable securities of $24.7 million, offset by capital expenditures for oil and gas properties of $4.3 million and investments in marketable securities $13.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $33.8 million, primarily related to capital expenditures for oil and gas properties of $20.0 million and investments in marketable securities of $30.3 million, partially offset by the proceeds from the maturity of marketable securities of $15.3 million and the proceeds from insurance of $1.2 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 were approximately $3.2 million, related to distributions paid to the Manager and to the Shareholders.

Cash flows used in financing activities for the nine months ended September 30, 2006 were approximately $2.4 million, related to distributions paid to the Manager and to the Shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2007, such estimated capital expenditures approximate $19.1 million, $13.3 million of which is expected to be paid out of unspent cash within the following 12 months, the remaining $5.9 million is expected to be spent in the following two to three years.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for future periods.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent through September 30, 2007	To be Spent Next 12 Months	To be Spent Years 2-3	Total to be Spent

	(in thousands)
West Cameron 77 Mustang (i)	$8,782	$-	$5,852	$5,852
Eugene Island 364 (ii)	13,281	2,945	-	2,945
Eugene Island 337 (iii)	5,978	382	-	382
Ship Shoal 81(vii)	532	50	-	50
West Cameron 57 (iv)	-	5,175	-	5,175
South Marsh Island 111 (vi)	830	1,988	-	1,988
Vermilion 344 (v)	755	1,155	-	1,155
West Delta 67 (iv)	27	1,251	-	1,251
West Delta 68 (v)	986	335	-	335
	$31,171	$13,281	$5,852	$19,133

(i)	West Cameron 77 Mustang well #2 began production in May 2006, unspent capital at September 30, 2007 relates to the addition of a second well.
(ii)	Eugene Island 364 began production in June 2006 and is currently shut-in due to mechanical problems, unspent capital represents estimated costs to sidetrack the well.
(iii)	Eugene Island 337 discovery in July 2006, production began in November 2007.
(iv)	Drilling expected 4th quarter 2007.
(v)	Project successful, production expected in 1st quarter 2008.
(vi)	Project successful, production expected in 2nd quarter 2008.
(vii)	Project deemed a dry hole in October 2007. Amounts spent through September 30, 2007, inclusive of $0.3 million advance to Operator, included in other current assets.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee, which was equal to 2.0% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund. On September 1, 2007, the Manager has elected to further reduce its management fee to 1.0% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund, and on October 1, 2007, the Manager has elected to cease collecting its management fee for the remaining life of the Fund.

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

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells that are anticipated to be drilled. If the exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators.  On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities.  Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts.  No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Participation Agreement between Chevron Midcontinent, L.P. and Ridgewood Energy Corporation as Manager for West Cameron 57.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2007			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)