Form 10-Q
period 2008-03-31
Ridgewood Energy M Fund LLC
filed 2008-05-15
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   No  ☒

There is no market for the shares. As of May 15, 2008 there are 535.6818 shares outstanding.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,193	$8,163
Short-term investment in marketable securities	-	5,075
Production receivable	286	119
Other current assets	313	99
Total current assets	10,792	13,456
Salvage fund	1,119	1,111
Oil and gas properties:
Advances to operators for working interests and expenditures	-	66
Unproved properties	7,318	7,357
Proved properties	17,663	15,033
Less: accumulated depletion and amortization	(8,145)	(7,909)
Total oil and gas properties, net	16,836	14,547
Total assets	$28,747	$29,114
Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,726	$1,367
Accrued expenses payable	97	131
Due to affiliates (Note 6)	-	6
Total current liabilities	1,823	1,504

Asset retirement obligations	538	476
Total liabilities	2,361	1,980
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,402)	(1,402)
Retained earnings	4	97
Manager's total	(1,398)	(1,305)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(7,945)	(7,945)
Accumulated deficit	(34,561)	(33,906)
Shareholders' total	27,784	28,439
Total members' capital	26,386	27,134
Total liabilities and members' capital	$28,747	$29,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Three months ended March 31,
	2008	2007

Revenue
Oil and gas revenue	$446	$1,378

Expenses
Depletion and amortization	236	389
Dry-hole costs	447	-
Management fees to affiliate (Note 6)	-	323
Impairment of proved property	(471)	-
Operating expenses	919	393
General and administrative expenses	151	182
Total expenses	1,282	1,287

(Loss) income from operations	(836)	91
Other income
Interest income	88	279
Net (loss) income	$(748)	$370

Manager Interest
Net (loss) income	$(93)	$73
Shareholder Interest
Net (loss) income	$(655)	$297
Net (loss) income per share	$(1,223)	$554

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(748)	$370
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	236	389
Dry-hole costs	447	-
Impairment of proved property	(471)	-
Settlement of asset retirement obligation	(20)	-
Accretion expense	2	3
Interest earned on marketable securities	(36)	(147)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(167)	36
Decrease (increase) in other current assets	45	(63)
Increase (decrease) in due to operators	783	(229)
(Decrease) increase in due to affiliates	(6)	40
(Decrease) increase in accrued expenses payable	(34)	117
Net cash provided by operating activities	31	516

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,104)	(1,787)
Salvage fund investments	(8)	(8)
Proceeds from the maturity of marketable securities	5,111	15,740
Investment in marketable securities	-	(8,739)
Net cash provided by investing activities	1,999	5,206

Cash flows from financing activities
Distributions	-	(1,601)
Net cash used in financing activities	-	(1,601)
Net increase in cash and cash equivalents	2,030	4,121

Cash and cash equivalents, beginning of period	8,163	7,508
Cash and cash equivalents, end of period	$10,193	$11,629

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$66	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager performs, or arranges for the performance of, the management, administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At March 31, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $10.0 million and $8.0 million, respectively.  The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities
At times the Fund may invest in United States Treasury Bills and Notes.  These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months.  The Fund currently has investments that are classified as held-to-maturity.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  At March 31, 2008 and December 31, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $1.1 million and $6.2 million, respectively.  The held-to-maturity investments held at March 31, 2008 mature in February 2012.

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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the units-of-production method.

As of March 31, 2008, $0.9 million was recorded in due to operators related to capital expenditures for oil and natural gas property, which was paid during the second quarter of 2008.  Additionally, at March 31, 2008, $0.3 million of well credits were included in other current asset, which were collected during the second quarter of 2008.

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

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$476	$225
Liabilities incurred	80	291
Revision to prior estimate	-	16
Liabilities settled	(20)	(69)
Accretion expense	2	13
Balance, end of period	$538	$476

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

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized and a production receivable is recorded when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund a payable to other working interest owners will be recorded. As of March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2008 and 2007, no impairments have been recorded.  During the three months ended March 31, 2008, the Fund recorded a credit from the operator of $0.5 million upon review of well costs related to the previously impaired Eugene Island 364 project..  A portion of the credit, amounting to $0.2 million was offset against a related due to operator balance and the remaining $0.3 million is included in other current assets.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry hole costs, fiduciary fees, depletion and amortization  which are allocated 99% to shareholders and 1% to the Manager.

3.	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities.   On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.  See Note 7 for related disclosure.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007.  The Fund had one property, Vermilion 344, with capitalized costs greater than one year.  Capitalized costs related to this project at March 31, 2008 and December 31, 2007 were $1.5 million and $1.1 million, respectively.  This project has been deemed a success, and production facilities are being completed, with production expected during the second quarter of 2008.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$7,357	$5,355
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,949	7,960
Reclassification to proved properties based on the determination of proved reserves	(2,551)	(5,958)
Capitalized exploratory well costs charged to dry-hole costs	(437)	-
Balance, end of period	$7,318	$7,357

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
South Marsh 213	$437	$-
Ship Shoal 81	8	-
East Breaks 157	1	-
Eugene Island 357	1	-
	$447	$-

5.	Distributions

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

There were no distributions paid to the shareholders or the Manager for the three months ended March 31, 2008.

The shareholders and the Manager received distributions of $1.4 million and $0.2 million, respectively, for the three months ended March 31, 2007.

6.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, prior to October 1, 2007, the Manager received an annual management fee, payable monthly, ranging from 1% to  2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Beginning on October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.3 million were incurred for the three months ended March 31, 2007.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand, which were included in general and administrative expenses for the three months ended March 31, 2008.

In addition, the Manager is also entitled to a 15% interest in the cash distributions.  For the three months ended March 31, 2008, no distributions were paid to the Manager, and for the three months ended March 31, 2007, the Manager was paid distributions totaling $0.2 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  There were no such amounts payable or receivable for these transactions at March 31, 2008.  As of December 31, 2007 the Fund owed the Manager $6 thousand relating to revenue allocations.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of March 31, 2008 and December 31, 2007, the carrying values of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $0.8 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

9.	Subsequent Events

South Marsh Island 213
In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 (“SMI 213”) from LLOG Exploration Offshore, Inc (“LLOG”), the operator.  This project began drilling in March 2008.  On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the SMI 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole.  As a result of the dry hole, the Fund concluded that a charge for impairment of its working interest in the SMI 213 lease block was required, of which $0.4 million was incurred during the three months ended March 31, 2008. The Fund estimates that an additional $0.9 million of dry-hole costs, inclusive of plug and abandonment, will be incurred during the second quarter 2008.  The Fund does not expect this dry hole to incur significant additional expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy M Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on the Fund’s financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee, ranging from 1% to 2.5% of total capital contributions, net of cumulative dry-hole costs.  As of October 1, 2007, the Manager has elected to cease collecting its management fee for the remaining life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fourteen wells, six of which were determined to be dry-holes.  Eight wells were successful discoveries of which two are currently producing, five are scheduled to come on production within the next six months and one well has been abandoned.

Successful / Drilling Projects

Eugene Island 337
In 2006, the Fund acquired a 20% ownership in Eugene Island 337 from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006.  The total cost of this property was $6.1 million, of which impairment costs totaling $4.9 million were recorded during the year ended December 31, 2007.  No impairments were taken during the three months ended March 31, 2008 and 2007.

West Cameron 77 #2 (Mustang)
In 2004, the Fund acquired a 14.54% working interest in the West Cameron 77 #2 project operated by BHP Billiton Petroleum (“BHP”).  The well began production in May 2006.  During the fourth quarter of 2007 production in the lower reservoir zone ceased and in early 2008 the Operator recompleted the upper reservoir zone and production resumed in February 2008. The total cost of the property was $8.8 million.  During the three months ended March 31, 2008, the Fund incurred $0.8 million of workover costs related to this well.

West Cameron 57
In September 2007, the Fund acquired a 12.5% working interest in the West Cameron 57 project operated by Chevron U.S.A., Inc. (“Chevron”).  Drilling began in October 2007, and the well was determined to be a success in February 2008.  Completion efforts are currently in process, and production is expected in August 2008.  As of March 31, 2008, the Fund has spent $4.6 million on this well and has an additional $0.8 million budgeted for completion.

LLOG Projects
In October 2006, the Fund acquired an 8.75% working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”), operator, off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells have been determined to be successful, are undergoing completion, and production is expected during the second quarter of 2008.  The total budget for these projects is $7.7 million, of which $5.3 million has been spent at March 31, 2008.

Dry Holes / Abandonment

South Marsh Island 213
In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG Exploration Offshore, Inc (“LLOG”), the operator.  This project began drilling in March 2008.  On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole.  As a result of the dry hole, the Fund concluded that a charge for impairment of its working interest in the South Marsh Island 213 lease block was required, of which $0.4 million was incurred during the three months ended March 31, 2008.

Eugene Island 364
In 2006, the Fund acquired  a 50% working interest in Eugene Island 364 operated by El Paso E&P Company (“El Paso”).  The well produced for a short time in 2006 but had been shut-in since August 2006 due to mechanical problems.  At December 31, 2007, the Fund concluded that it was no longer economical to proceed with recovery efforts and the well was abandoned.  The total cost of this property was $13.3 million, of which impairment costs totaling $11.4 million were recorded during the year ended December 31, 2007.  During the three months ended March 31, 2008, the Eugene Island 364 project received credits totaling $0.5 million from the operator upon review of the well costs.  No impairments were taken during the three months ended March 31, 2007.  The Fund maintains the rights to the lease block through 2012.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$446	$1,378

Expenses
Depletion and amortization	236	389
Dry-hole costs	447	-
Management fees to affiliate	-	323
Impairment of proved property	(471)	-
Operating expenses	919	393
General and administrative expenses	151	182
Total expenses	1,282	1,287

(Loss) income from operations	(836)	91
Other income
Interest income	88	279
Net (loss) income	$(748)	$370

Oil and Gas Revenue. During the three months ended March 31, 2008, the Fund had two producing wells, West Cameron 77 Mustang and Eugene Island 337, which came on production May 2006 and November 2007, respectively.  During the three months ended March 31, 2007, the Fund had one producing well.  Oil and gas revenue for the three months ended March 31, 2008 was $0.4 million, a $0.9 million decrease from the three months ended March 31, 2007.  The decrease is attributable to a net decrease in production and sales volumes totaling $1.0 million partially offset by the impact of increased average prices totaling $0.1 million.  The decrease in production volumes was attributable to a decrease in gas and oil volumes totaling $0.9 million and $0.1 million, respectively.

Oil prices during the three months ended March 31, 2008 averaged approximately $98 per barrel as compared to $58 per barrel for the three months ended March 31, 2007.  During the three months ended March 31, 2008, oil production was 200 barrels compared to 1,850 barrels during the three months ended March 31, 2007.  The decrease was attributable to the West Cameron 77 Mustang well, which was shut-in during the fourth quarter of 2007 and resumed production at significantly reduced rates in 2008.  The Eugene Island 337 well does not produce any significant volumes of oil.

During the three months ended March 31, 2008, natural gas prices averaged approximately $9.00 per mcf inclusive of processing revenues, compared to approximately $7.14 per mcf during the three months ended March 31, 2007.  Natural gas production during the three months ended March 31, 2008 was approximately 47 thousand mcf, compared to 177 thousand mcf, during the three months ended March 31, 2007. The decrease was primarily a result of the decline in production of the West Cameron 77 Mustang well, partially offset by the onset of production for the Eugene Island 337 well.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.4 million, respectively.  The decrease in depletion and amortization resulted from a decline in production for the West Cameron 77 Mustang well, partially offset by the Eugene Island 337 well coming on production in November 2007.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
South Marsh 213	$437	$-
Ship Shoal 81	8	-
East Breaks 157	1	-
Eugene Island 357	1	-
	$447	$-

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2007 were $0.3 million.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Beginning on October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

Impairment of Proved Property.  During the three months ended March 31, 2008, the previously impaired Eugene Island 364 project received credits totaling $0.5 million from the Operator upon review of the well costs.

Operating Expenses.  Operating expenses represent the cost of operating and maintaining wells and related facilities, geological costs and accretion expense. For the three months ended March 31, 2008 and 2007, operating expenses were $0.9 million and $0.4 million, respectively.  The increase for three months ended March 31, 2008 is attributable to $0.8 million of workover costs associated with the West Cameron 77 Mustang well as well as the onset of  production of Eugene Island 337.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended March 31,
	2008	2007
	(in thousands)
Accounting and legal fees	$65	$45
Insurance	62	128
Management reimbursement	20	-
Trust fees and other	4	9
	$151	$182

Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s investment portfolio in US Treasury securities.  Management reimbursement and other expenses relate to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Fund’s behalf for the three months ended March 31, 2008.

Interest Income.  Interest income is comprised of interest earned on money market accounts and short-term investments in U.S. Treasury securities.  For the three months ended March 31, 2008 and 2007 interest income was $0.1 million and $0.3 million, respectively.  The decrease was attributable to a reduction in interest rates during the three months ended March 31, 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2008, were $31 thousand, primarily related to cash receipts of $0.3 million and interest received of $0.1 million and a favorable working capital of $0.8 million, which is partially attributable to accrued workover costs related to West Cameron 77.  These amounts were partially offset by operating expenses of $0.9 million, and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2007 were $0.5 million, primarily related to cash receipts of $1.4 million and interest received of $0.1 million, partially offset by cash expenditures for management fees of $0.3 million, operating expenses of $0.4 million, general and administrative expenses of $0.2 million, and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2008 were $2.0 million, primarily related to proceeds from the maturity of marketable securities of $5.1 million, offset by capital expenditures for oil and gas properties of $3.1 million.

Cash flows provided by investing activities for the three months ended March 31, 2007 were $5.2 million, primarily related to the proceeds from the maturity of marketable securities of $15.7 million partially offset by capital expenditures for oil and gas properties of $1.8 million and investments in marketable securities of $8.7 million.

Financing Cash Flows
There were no cash flows used in financing activities for the three months ended March 31, 2008.

Cash flows used in financing activities for the three months ended March 31, 2007 were $1.6 million, related to distributions paid to the Manager and to the shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2008, the Fund had commitments related to authorizations for expenditures totaling $0.8 million for properties.   If the properties were to be successful, the Fund would make additional expenditures totaling $2.4 million related to the completion of these properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6.	Exhibits

10.1	Participation Agreement between El Paso E&P Company, L.P. and Ridgewood Energy Corporation as Manager and LLOG Exploration Offshore, Inc. for South Marsh Island Block 213.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	May 15, 2008			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)