Form 10-Q
period 2008-06-30
Ridgewood Energy M Fund LLC
filed 2008-08-06
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

There is no market for the shares. As of August 6, 2008 there are 535.6818 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,833	$8,163
Short-term investment in marketable securities	-	5,075
Production receivable	116	119
Other current assets	119	99
Total current assets	8,068	13,456
Salvage fund	1,126	1,111
Oil and gas properties:
Advances to operators for working interests and expenditures	-	66
Unproved properties	3,694	7,357
Proved properties	22,580	15,033
Less: accumulated depletion and amortization	(8,227)	(7,909)
Total oil and gas properties, net	18,047	14,547
Total assets	$27,241	$29,114
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,373	$1,367
Accrued expenses payable	70	137
Total current liabilities	1,443	1,504

Asset retirement obligations	681	476
Total liabilities	2,124	1,980
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,402)	(1,402)
Accumulated (deficit) earnings	(5)	97
Manager's total	(1,407)	(1,305)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(7,945)	(7,945)
Accumulated deficit	(35,821)	(33,906)
Shareholders' total	26,524	28,439
Total members' capital	25,117	27,134
Total liabilities and members' capital	$27,241	$29,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$182	$1,175	$628	$2,553

Expenses
Depletion and amortization	82	386	318	775
Dry-hole costs	1,256	(46)	1,703	(46)
Management fees to affiliate (Note 6)	-	322	-	645
Impairment of proved property	-	-	(471)	-
Operating expenses	38	235	957	628
General and administrative expenses	123	132	274	314
Total expenses	1,499	1,029	2,781	2,316

(Loss) income from operations	(1,317)	146	(2,153)	237
Other income
Interest income	48	256	136	535
Net (loss) income	$(1,269)	$402	$(2,017)	$772

Manager Interest
Net (loss) income	$(9)	$76	$(102)	$149

Shareholder Interest
Net (loss) income	$(1,260)	$326	$(1,915)	$623
Net (loss) income per share	$(2,352)	$609	$(3,575)	$1,163

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(2,017)	$772
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	318	775
Dry-hole costs	1,703	(46)
Settlement of asset retirement obligation	(28)	-
Accretion expense	6	6
Interest earned on marketable securities	(36)	(260)
Changes in assets and liabilities:
Decrease in production receivable	3	61
Decrease (increase) in other current assets	77	(51)
Increase (decrease) in due to operators	193	(88)
Decrease in accrued expenses payable	(67)	(53)
Net cash provided by operating activities	152	1,116

Cash flows from investing activities
Capital expenditures for oil and gas properties	(5,578)	(3,648)
Interest reinvested in salvage fund	(15)	(17)
Proceeds from the maturity of marketable securities	5,111	15,740
Investment in marketable securities	-	(8,739)
Net cash (used in) provided by investing activities	(482)	3,336

Cash flows from financing activities
Distributions	-	(2,439)
Net cash used in financing activities	-	(2,439)
Net (decrease) increase in cash and cash equivalents	(330)	2,013

Cash and cash equivalents, beginning of period	8,163	7,508
Cash and cash equivalents, end of period	$7,833	$9,521

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$66	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy M Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement (the “LLC agreement”) dated as of September 7, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by $7.7 million and $8.0 million, respectively.  The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities
At times the Fund may purchase investments comprised of U. S. Treasury Bills and Notes.  These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months.  At December 31, 2007, the Fund had short-term held-to-maturity investments totaling $5.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  At June 30, 2008, the Fund had no short-term investments in marketable securities.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investment within its salvage fund totaling $1.1 million.  The held-to-maturity investment held within the salvage fund at June 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
Oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized.  The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of June 30, 2008, $1.2 million was recorded in due to operators related to capital expenditures for oil and gas property, which was paid during the third quarter of 2008.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is also required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The table below presents changes in the asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$476	$225
Liabilities incurred	338	291
Revision to prior estimate	-	16
Liabilities settled	(139)	(69)
Accretion expense	6	13
Balance, end of period	$681	$476

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows.  At June 30, 2008 and December 31, 2007, there were no oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and six months ended June 30, 2008 and 2007, no impairments have been recorded.  During the six months ended June 30, 2008, the Fund recorded a credit from the operator of $0.5 million upon review of well costs related to the previously impaired Eugene Island 364 project.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties, platform and pipeline costs.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No.157 for financial assets and liabilities.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

As of June 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008.  Capitalized costs related to Vermillion 344 at June 30, 2008 and December 31, 2007 were $2.1 million and $1.1 million, respectively.    Capitalized costs related to South Marsh Island 111 at June 30, 2008 and December 31, 2007 were $1.6 million and $1.0 million, respectively.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$7,357	$5,355
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,470	7,960
Reclassification to proved properties based on the determination of proved reserves	(7,133)	(5,958)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$3,694	$7,357

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and six months ended June 30, 2007, the Fund received credits from Operators of certain wells based upon review and audits of the wells costs performed by working interest owners. Dry-hole costs are detailed in the table below.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
South Marsh 213	$1,251	$-	$1,688	$-
Main Pass 155	$-	$(46)	$-	$(46)
Other	5	-	15	-
	$1,256	$(46)	$1,703	$(46)

5.	Distributions

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

There were no distributions paid to the shareholders or the Manager for the six months ended June 30, 2008.  Distributions to the Fund’s shareholders and the Manager during the six months ended June 30, 2007 were $2.1 million and $0.4 million, respectively.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manger received a management fee.  Beginning on October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.3 million and $0.6 million were incurred for the three and six months ended June 30, 2007, respectively.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $40 thousand for the three and six months ended June 30, 2008, respectively, and were included in general and administrative expenses.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2008 the Fund owed the Manager $23 thousand related to insurance.  As of December 31, 2007 the Fund owed the Manager $6 thousand relating to revenue allocations.  These amounts are included in accrued expenses payable at June 30, 2008 and December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of June 30, 2008 and December 31, 2007, the carrying values of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $2.3 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee, ranging from 1% to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs.  As of October 1, 2007, the Manager has elected to cease collecting its management fee for the remaining life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fourteen wells.  Four wells are currently producing and completion efforts are ongoing for three wells.  The remaining seven wells have been determined to be dry-holes or have been abandoned.

Successful Projects

West Cameron 57
In September 2007, the Fund acquired a 12.5% working interest in the West Cameron 57 project from Chevron U.S.A., Inc. (“Chevron”), the operator.  Drilling began in October 2007, and the well was determined to be a success in February 2008.  Completion efforts are currently in process, and production is expected in September 2008.  Through June 30, 2008, the Fund has spent $4.5 million on this well, for which the total estimated budget is $5.4 million

West Cameron 77 #2 (Mustang)
In 2004, the Fund acquired a 14.54% working interest in the West Cameron 77 #2 Mustang project from BHP Billiton Petroleum (“BHP”), the operator.  The well began production in May 2006.  During the fourth quarter of 2007 production in the lower reservoir zone ceased and in early-2008 BHP re-completed the upper reservoir zone.  Production resumed in February 2008, however the well is currently off-line after experiencing a decline in well pressure. The Fund and BHP believe that there are substantial reserves remaining for this well and are in the process of evaluating the maintenance plan necessary to resume production.  The total cost of the property was $8.8 million.  During the six months ended June 30, 2008, the Fund incurred $0.9 million of workover costs related to this well.

LLOG Projects
In October 2006, the Fund acquired an 8.75% working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”), the operator, off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is $7.9 million, of which $6.6 million has been spent at June 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected November 2008
Vermilion 344	Discovery January 2007; Production expected October 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

Currently Producing

Eugene Island 337
In 2006, the Fund acquired a 20% working interest in the Eugene Island 337 project from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006.  The total cost of this property was $6.1 million, of which impairment costs totaling $4.9 million were recorded during the year ended December 31, 2007.  No impairments were taken during the three and six months ended June 30, 2008 and 2007.

Dry Holes / Abandonment

South Marsh Island 213
In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG, the operator.  This project began drilling in March 2008.  On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole.  Dry-hole costs related to this well, including plug and abandonment expenses, for the six months ended June 30, 2008 were $1.7 million.

Eugene Island 364
In 2006, the Fund acquired a 50% working interest in Eugene Island 364 from El Paso E&P Company (“El Paso”), the operator.  The well produced for a short time in 2006 but had been shut-in since August 2006 due to mechanical problems.  At December 31, 2007, the Fund concluded that it was no longer economical to proceed with recovery efforts and the well was abandoned.  The total cost of this property was $13.3 million, of which impairment costs totaling $11.4 million were recorded during the year ended December 31, 2007.  During the six months ended June 30, 2008, the Eugene Island 364 project received credits totaling $0.5 million from the operator upon review of the well costs.  No impairments were taken during the three and six months ended June 30, 2008.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$182	$1,175	$628	$2,553

Expenses
Depletion and amortization	82	386	318	775
Dry-hole costs	1,256	(46)	1,703	(46)
Management fees to affiliate	-	322	-	645
Impairment of proved property	-	-	(471)	-
Operating expenses	38	235	957	628
General and administrative expenses	123	132	274	314
Total expenses	1,499	1,029	2,781	2,316

(Loss) income from operations	(1,317)	146	(2,153)	237
Other income
Interest income	48	256	136	535
Net (loss) income	$(1,269)	$402	$(2,017)	$772

Oil and Gas Revenue. During the three and six months ended June 30, 2008, the Fund had two producing wells, West Cameron 77 Mustang and Eugene Island 337, which came onto production in May 2006 and November 2007, respectively.  Oil and gas revenue for the three months ended June 30, 2008 was $0.2 million, a $1.0 million decrease from the three months ended June 30, 2007.   The decrease is attributable to a decrease in production and sales volumes of $1.1 million, partially offset by the impact of increased average prices of $0.1 million.

The Fund’s wells produced 34 barrels of oil during the three months ended June 30, 2008.  During the three months ended June 30, 2007, oil production was approximately 2 thousand barrels.  The Fund’s oil prices averaged approximately $114 per barrel during the three months ended June 30, 2008 compared to $67 per barrel during the three months ended June 30, 2007.

Natural gas production during the three months ended June 30, 2008 was approximately 14 thousand mcf compared to 135 thousand mcf, during the three months ended June 30, 2007.    During the three months ended June 30, 2008, the Fund’s natural gas prices averaged $12.95 per mcf compared to $8.07 per mcf during the three months ended June 30, 2007.

Oil and gas revenue for the six months ended June 30, 2008 was $0.6 million, a $2.0 million decrease from the six months ended June 30, 2007.   The decrease is attributable to a decrease in production and sales volumes totaling $2.1 million offset by the impact of increased average prices totaling $0.1 million.

The Fund’s wells produced approximately 300 hundred barrels of oil during the six months ended June 30, 2008.  During the six months ended June 30, 2007, oil production was approximately 4 thousand barrels.  The Fund’s oil prices averaged approximately $99 per barrel during the six months ended June 30, 2008 compared to $62 per barrel during the six months ended June 30, 2007.

Natural gas production during the six months ended June 30, 2008 was approximately 58 thousand mcf compared to 308 thousand mcf, during the six months ended June 30, 2007.    During the six months ended June 30, 2008, the Fund’s natural gas prices averaged $10.22 per mcf compared to approximately $7.63 per mcf during the three months ended June 30, 2007.

The decrease in sales volumes for both the three and six months ended June 30, 2008 was principally attributable to the West Cameron 77 Mustang well, which is currently off-line while the Fund and BHP determine a maintenance plan.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2008 was $0.1 million and $0.3 million, respectively, which represents a decrease of $0.2 million and $0.4 million compared to the three and six months ended June 30, 2007.  The decreases in depletion and amortization resulted from a decline in production from the West Cameron 77 Mustang well, partially offset by the Eugene Island 337 well coming on production in November 2007.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three and six months ended June 30, 2007, the Fund received credits from operators of certain wells based upon review and audits of the wells costs performed by working interest owners. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
South Marsh 213	$1,251	$-	$1,688	$-
Main Pass 155	$-	$(46)	$-	$(46)
Other	5	-	15	-
	$1,256	$(46)	$1,703	$(46)

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2007 were $0.3 million and $0.6 million, respectively.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Beginning on October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

Impairment of Proved Property.  During the six months ended June 30, 2008, the previously impaired Eugene Island 364 project received credits totaling $0.5 million from the operator upon review of the well costs.

Operating Expenses.  Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations. For the three months ended June 30, 2008 and 2007, operating expenses were $38 thousand and $0.2 million, respectively.  The decrease for three months ended June 30, 2008 is attributable to $0.2 million of workover costs on Eugene Island 364 during 2007.  This well was abandoned during the fourth quarter of 2007. For the six months ended June 30, 2008 and 2007, operating expenses were $1.0 million and $0.6 million, respectively.  The increase for six months ended June 30, 2008 is attributable to $0.9 million of workover costs associated with the West Cameron 77 Mustang well coupled with the onset of  production of Eugene Island 337, partially offset by the decrease in Eugene Island 364.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Insurance	$54	$56	$116	$184
Accounting	43	67	108	112
Management reimbursement	20	-	40	-
Trust fees and other	6	9	10	18
	$123	$132	$274	$314

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Management reimbursement relates to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Fund’s behalf for the three and six months ended June 30, 2008.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  For the three months ended June 30, 2008 and 2007 interest income was $48 thousand and $0.3 million, respectively.  For the six months ended June 30, 2008 and 2007 interest income was $0.1 million and $0.5 million, respectively.  The decreases during the three and six months ended June 30, 2008 were  attributable to decreases in the average outstanding balances earning interest due to property expenditures during the period, coupled with lower interest rates.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2008, were $0.2 million, primarily related to revenue received of $0.6 million, credits received on a previously impaired well of $0.5 million and interest received of $0.1 million.  These amounts were partially offset by operating expenses paid of $0.7 million and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities for the six months ended June 30, 2007 were $1.1 million, primarily related to revenue received of $2.6 million and interest received of $0.2 million, partially offset by  management fees of $0.7 million, operating expenses of $0.6 million, general and administrative expenses of $0.3 million, and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2008 were $0.5 million, primarily related to proceeds from the maturity of marketable securities of $5.1 million, offset by capital expenditures for oil and gas properties of $5.6 million.  In the six months ended June 30, 2008, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this fund.

Cash flows provided by investing activities for the six months ended June 30, 2007 were $3.3 million, primarily related to the proceeds from the maturity of marketable securities of $15.7 million partially offset by capital expenditures for oil and gas properties of $3.6 million and investments in marketable securities of $8.7 million.  In the six months ended June 30, 2007, the Fund increased its salvage fund investments by $17 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
There were no cash flows used in financing activities for the six months ended June 30, 2008.

Cash flows used in financing activities for the six months ended June 30, 2007 were $2.4 million, related to distributions paid to the Manager and shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2008, the Fund had commitments related to authorizations for expenditures totaling $2.3 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations including capital expenditures with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	August 6, 2008			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)