Form 10-Q
period 2008-09-30
Ridgewood Energy M Fund LLC
filed 2008-11-04
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

There is no market for the shares. As of November 4, 2008 there are 535.6818 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,467	$8,163
Short-term investment in marketable securities	-	5,075
Production receivable	31	119
Other current assets	245	99
Total current assets	6,743	13,456
Salvage fund	1,132	1,111
Oil and gas properties:
Advances to operators for working interests and expenditures	-	66
Unproved properties	3,879	7,357
Proved properties	22,816	15,033
Less: accumulated depletion and amortization	(8,375)	(7,909)
Total oil and gas properties, net	18,320	14,547
Total assets	$26,195	$29,114
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$277	$1,367
Accrued expenses payable	89	137
Total current liabilities	366	1,504

Asset retirement obligations	676	476
Total liabilities	1,042	1,980
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,402)	(1,402)
Retained earnings	28	97
Manager's total	(1,374)	(1,305)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(7,945)	(7,945)
Accumulated deficit	(35,818)	(33,906)
Shareholders' total	26,527	28,439
Total members' capital	25,153	27,134
Total liabilities and members' capital	$26,195	$29,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$417	$685	$1,045	$3,238

Expenses
Depletion and amortization	148	209	466	984
Dry-hole costs	(4)	257	1,699	211
Management fees to affiliate (Note 6)	-	269	-	914
Impairment of proved property	-	2,943	(471)	2,943
Operating expenses	146	122	1,103	750
General and administrative expenses	122	124	396	438
Total expenses	412	3,924	3,193	6,240

Income (loss) from operations	5	(3,239)	(2,148)	(3,002)
Other income
Interest income	31	224	167	759
Net income (loss)	$36	$(3,015)	$(1,981)	$(2,243)

Manager Interest
Net income (loss)	$33	$(409)	$(69)	$(260)

Shareholder Interest
Net income (loss)	$3	$(2,606)	$(1,912)	$(1,983)
Net income (loss) per share	$6	$(4,865)	$(3,569)	$(3,702)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,981)	$(2,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	466	984
Dry-hole costs	1,699	211
Impairment of proved property	-	2,943
Settlement of asset retirement obligation	(38)	-
Accretion expense	11	10
Interest earned on marketable securities	(36)	(328)
Changes in assets and liabilities:
Decrease in production receivable	88	396
Increase in other current assets	(61)	(336)
Increase (decrease) in due to operators	24	(87)
Decrease in accrued expenses payable	(48)	(64)
Net cash provided by operating activities	124	1,486

Cash flows from investing activities
Capital expenditures for oil and gas properties	(6,910)	(4,290)
Interest reinvested in salvage fund	(21)	(38)
Proceeds from the maturity of marketable securities	5,111	24,704
Investment in marketable securities	-	(13,739)
Net cash (used in) provided by investing activities	(1,820)	6,637

Cash flows from financing activities
Distributions	-	(3,237)
Net cash used in financing activities	-	(3,237)

Net (decrease) increase in cash and cash equivalents	(1,696)	4,886
Cash and cash equivalents, beginning of period	8,163	7,508
Cash and cash equivalents, end of period	$6,467	$12,394

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$66	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy M Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 2, 2004 and operates pursuant to a limited liability company agreement (the “LLC agreement”) dated as of September 7, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $6.3 million and $8.0 million, respectively.  At September 30, 2008, $6.2 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes.  The Fund maintains bank deposits with accredited financial institutions. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities
At times the Fund may invest in U. S. Treasury bills and notes.  These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months.  At December 31, 2007, the Fund had short-term held-to-maturity investments totaling $5.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  At September 30, 2008, the Fund had no short-term investments in marketable securities.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million.  The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

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

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.  The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of September 30, 2008, $0.2 million was recorded in due to operators related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The table below presents changes in the asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$476	$225
Liabilities incurred	227	222
Revision to prior estimate	-	16
Liabilities settled	(38)	-
Accretion expense	11	13
Balance, end of period	$676	$476

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

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

Impairment of Long-Lived Assets
In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  During the nine months ended September 30, 2008, the Fund recorded an adjustment of $0.5 million related to the impairment charge to Eugene Island 364 that was recorded in the fourth quarter of 2007.   The adjustment is related to a credit from the operator upon a review of well costs.

At September 30, 2007, the Fund recorded an impairment of $2.9 million related to the Eugene Island 337 lease block based upon futures pricing on the date of the calculation.  When the well began producing in November 2007, the production flow rate was lower than originally expected, and as such, internal engineering estimates of the proved reserves were prepared.  An analysis of such estimates, utilizing sales prices in effect as of the date of the reserve estimate calculation, resulted in an impairment in accordance with SFAS No. 144.

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

At September 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008.  Capitalized exploratory well costs related to Vermillion 344 at September 30, 2008 and December 31, 2007 were $2.1 million and $1.1 million, respectively.    Capitalized exploratory well costs related to South Marsh Island 111 at September 30, 2008 and December 31, 2007 were $1.6 million and $1.0 million, respectively.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of period	$7,357	$5,355
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,655	7,960
Reclassification to proved properties based on the determination of proved reserves	(7,133)	(5,958)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$3,879	$7,357

Capitalized exploratory costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, certain wells received credits from their respective operators based upon review and audits of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
South Marsh 213	$-	$-	$1,688	$-
Ship Shoal 81	(4)	262	9	262
Main Pass 155	-	(1)	-	(47)
Other	-	(4)	2	(4)
	$(4)	$257	$1,699	$211

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager determines whether available cash from operations, as defined in the Fund's LLC Agreement, is to be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement.

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

There were no distributions paid to the shareholders or the Manager during the nine months ended September 30, 2008.  Distributions to the Fund’s shareholders and the Manager during the nine months ended September 30, 2007 were $2.8 million and $0.5 million, respectively.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manger is entitled to receive a management fee.  Beginning on October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.3 million and $0.9 million were incurred during the three and nine months ended September 30, 2007, respectively.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $60 thousand for the three and nine months ended September 30, 2008, respectively, and were included in general and administrative expenses.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2008 there were no such amounts outstanding.  At December 31, 2007 the Fund owed the Manager $6 thousand related to revenue allocations, which is included in accrued expenses payable.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $5.3 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy M Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager had received an annual management fee, ranging from 1% to 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  On October 1, 2007, the Manager elected to cease collecting its management fee for the remaining life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.

Business Update

The Fund owns working interests and has participated in the drilling of fourteen wells.  Four wells are currently producing and completion efforts are ongoing for three wells.  The remaining seven wells have been determined to be dry-holes or have been abandoned.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have cause certain wells  to be shut-down for several weeks or months.  Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and one of the Fund’s wells will be offline for several months.  The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Currently Drilling

Whistler Project
In August 2008, the Fund acquired a 20% working interest in the Whistler Project, an exploratory well, from Helis Oil & Gas Company, L.L.C. (“Helis”), the operator.  This project is expected to begin drilling in November 2008 and results are expected in December 2008.  Through September 30, 2008, the Fund has spent $0.2 million on this well, for which the total estimated budget is $3.5 million.

Successful Projects

West Cameron 57
In September 2007, the Fund acquired a 12.5% working interest in the West Cameron 57 project from Chevron U.S.A., Inc. (“Chevron”), the operator.  Drilling began in October 2007, and the well was determined to be a success in February 2008.  Completion efforts are currently in process, and production is expected in November 2008.  Through September 30, 2008, the Fund has spent $4.6 million on this well, for which the total estimated budget is $5.4 million

West Cameron 77 #2 (Mustang)
In 2004, the Fund acquired a 14.54% working interest in the West Cameron 77 #2 Mustang project from BHP Billiton Petroleum (Americas) Inc. (“BHP”), the operator.  The well began production in May 2006.  During the fourth quarter of 2007 production in the lower reservoir zone ceased and in early-2008 BHP re-completed the upper reservoir zone.  Production resumed in February 2008, however the well is currently off-line while the Fund and BHP determine the maintenance plan necessary to resume production.  The total capitalized cost of this property was $8.8 million.  During the nine months ended September 30, 2008, the Fund incurred $0.9 million of workover costs related to this well.

LLOG Projects
In October 2006, the Fund acquired an 8.75% working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”), the operator, off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is $7.8 million, of which $6.6 million has been spent through September 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected December 2008
Vermilion 344	Discovery January 2007; Production expected November 2008
West Delta 68	Discovery March 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity
West Delta 67	Discovery November 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity

Eugene Island 337
In 2006, the Fund acquired a 20% working interest in the Eugene Island 337 project from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006 and production commenced in November 2007.  The total cost of this property was $6.1 million, of which impairment costs totaling $4.9 million were recorded during the year ended December 31, 2007.  No impairments were taken during the three and nine months ended September 30, 2008.

As indicated above in the business update, none of the Fund’s wells, including the Eugene Island 337 well, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport this well’s oil and gas production has suffered damage thereby shutting down production for this well.  As a result, this well will be shut-in until the pipeline repairs are completed by its owner.  There is no cost to the Fund related to these repair activities, however, this well will not produce oil and gas or earn revenue during this period.  The Eugene Island 337 well is currently expected to resume production during the first quarter 2009.

Dry Holes / Abandonment

South Marsh Island 213
In March 2008, the Fund acquired a 5.5% working interest in the exploratory project South Marsh Island 213 from LLOG, the operator.  This project began drilling in March 2008.  On April 30, 2008 the Fund was informed by LLOG that the well being drilled on the South Marsh Island 213 lease block did not have commercially productive quantities of either gas or oil and had been deemed an unsuccessful well, or dry hole.  Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $1.7 million.

Eugene Island 364
In 2006, the Fund acquired a 50% working interest in Eugene Island 364 from El Paso E&P Company (“El Paso”), the operator.  The well produced for a short time in 2006 but had been shut-in since August 2006 due to mechanical problems.  At December 31, 2007, the Fund concluded that it was no longer economical to proceed with recovery efforts and the well was abandoned.  The total cost of this property was $13.3 million, of which impairment costs totaling $11.4 million were recorded during the year ended December 31, 2007.  During the nine months ended September 30, 2008, the Eugene Island 364 project received credits totaling $0.5 million from the operator upon review of the well costs.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$417	$685	$1,045	$3,238

Expenses
Depletion and amortization	148	209	466	984
Dry-hole costs	(4)	257	1,699	211
Management fees to affiliate	-	269	-	914
Impairment of proved property	-	2,943	(471)	2,943
Operating expenses	146	122	1,103	750
General and administrative expenses	122	124	396	438
Total expenses	412	3,924	3,193	6,240

Income (loss) from operations	5	(3,239)	(2,148)	(3,002)
Other income
Interest income	31	224	167	759
Net income (loss)	$36	$(3,015)	$(1,981)	$(2,243)

As previously discussed in “Business Update”, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months.  Accordingly, revenues and depletion and amortization were affected in August 2008 and September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. During the three months ended September 30, 2008, the Fund had three producing wells, Eugene Island 337 and West Delta 67/68 which came onto production in November 2007 and July 2008, respectively.

Oil and gas revenue for the three months ended September 30, 2008 was $0.4 million, a $0.3 million decrease from the three months ended September 30, 2007.  The decrease is attributable to a decrease in production and sales volumes of $0.4 million, partially offset by the impact of increased average prices of $0.1 million.

The Fund’s wells produced 2 thousand barrels of oil during the three months ended September 30, 2008 compared to 1 thousand barrels of oil during the three months ended September 30, 2007.  The Fund’s oil prices averaged $119 per barrel and $76 per barrel during the three months ended September 30, 2008 and 2007, respectively.

Gas production during the three months ended September 30, 2008 was 18 thousand mcf compared to 85 thousand mcf, during the three months ended September 30, 2007.  The Fund’s gas prices averaged $9.89 per mcf and $6.85 per mcf during the three months ended September 30, 2008 and 2007, respectively.

Oil and gas revenue for the nine months ended September 30, 2008 was $1.0 million, a $2.2 million decrease from the nine months ended September 30, 2007.   The decrease is attributable to a decrease in production and sales volumes totaling $2.5 million offset by the impact of increased average prices totaling $0.3 million.

The Fund’s wells produced 2 thousand barrels of oil during the nine months ended September 30, 2008 compared to 5 thousand barrels during the nine months ended September 30, 2007.  The Fund’s oil prices averaged $116 per barrel and $64 per barrel during the nine months ended September 30, 2008 and 2007, respectively.

Gas production during the nine months ended September 30, 2008 was 80 thousand mcf compared to 394 thousand mcf, during the nine months ended September 30, 2007.  The Fund’s gas prices averaged $9.61 per mcf and $7.46 per mcf during the nine months ended September 30, 2008 and 2007, respectively.

The decrease in sales volumes for both the three and nine months ended September 30, 2008 was principally attributable to the West Cameron 77 Mustang well, which is currently off-line while the Fund and BHP determine a maintenance plan.  Additionally, sales volumes during the three months ended September 30, 2008 were reduced due to the recent hurricane activity in the Gulf of Mexico, which caused the West Delta 67/68 wells to be shut down for approximately three weeks in September and has shut-in the Eugene Island 337 well.  See “Business Update” for additional discussion.

Depletion and Amortization.  For the three months ended September 30, 2008 and 2007, depletion and amortization was $0.1 million and $0.2 million, respectively.  For the nine months ended September 30, 2008 and 2007, depletion and amortization was $0.5 million and $1.0 million, respectively.  The decrease is due to a decline in production from the West Cameron 77 Mustang well, partially offset by the onset of production for Eugene Island 337 in November 2007 as well as the West Delta 68 and West Delta 67 wells coming on production in July 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. During the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, the Fund received credits from operators of certain wells based upon review and audits of the wells costs performed by working interest owners. The following table summarizes dry-hole costs, inclusive of credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
South Marsh 213	$-	$-	$1,688	$-
Ship Shoal 81	(4)	262	9	262
Main Pass 155	-	(1)	-	(47)
Other	-	(4)	2	(4)
	$(4)	$257	$1,699	$211

Management Fees to Affiliate.  Management fees for the three and nine months ended September 30, 2007 were $0.3 million and $0.9 million, respectively.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. On October 1, 2007, the Manager elected to waive its management fee for the remaining life of the Fund.

Impairment of Proved Property.  During the nine months ended September 30, 2008, the Eugene Island 364 project, which had an impairment charge in the fourth quarter of 2007, received credits totaling $0.5 million from the operator upon review of the well costs.  During the three and nine months ended September 30, 2007, the Fund recorded an impairment charge of $2.9 million related to the Eugene Island 337 lease block.  When Eugene Island 337 began producing in November 2007, the production flow rate was lower than originally expected, and as such, internal engineering estimates of the proved reserves were prepared.  An analysis of such estimates, utilizing sales prices in effect as of the date of the reserve estimate calculation, resulted in an impairment in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”.  There were no impairment charges during the three months ended September 30, 2008.

Operating Expenses.  Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense related to asset retirement obligations, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Workover expenses	$10	$6	$882	$488
Lease operating expenses	60	57	135	179
Geological costs	71	56	75	73
Accretion	5	3	11	10
	$146	$122	$1,103	$750

Workover expenses during the three and nine months ended September 30, 2008 were attributable to the West Cameron 77 Mustang well.  Workover expenses during the three and nine months ended September 30, 2007 were attributable to the Eugene Island 364 well.  See additional discussion in “Business Update” above. Lease operating expenses for the three and nine months ended September 30, 2008 were primarily related to the Eugene Island 337 well, which began producing in the fourth quarter of 2007 and the onset of production for the West Delta 67 and 68 wells in July 2008.  Lease operating expenses for the three and nine months ended September 30, 2007 were principally related to the West Cameron 77 Mustang well.  Geological costs for the three and nine months ended September 30, 2008 related primarily to the Whistler project.  Geological costs for the three and nine months ended September 30, 2007 related primarily to Eugene Island 364 and South Marsh Island 111.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Insurance	$63	$78	$179	$262
Accounting fees	35	38	143	150
Management reimbursement	20	-	60	-
Trust fees and other	4	8	14	26
	$122	$124	$396	$438

Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officer’s liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager.  Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Management reimbursement relates to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Fund’s behalf for the three and nine months ended September 30, 2008.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  For the three months ended September 30, 2008 and 2007 interest income was $31 thousand and $0.2 million, respectively.  For the nine months ended September 30, 2008 and 2007 interest income was $0.2 million and $0.8 million, respectively.  The decreases during the three and nine months ended September 30, 2008 were attributable to a reduction in the average outstanding balances earning interest due to property expenditures during the period, coupled with lower interest rates.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2008, were $0.1 million, primarily related to revenue received of $1.1 million, credit received on a previously impaired well of $0.5 million and interest received of $0.1 million.  These cash receipts were partially offset by operating expenses paid of $1.1 million, general and administrative expenses of $0.4 million and $0.1 million of unfavorable working capital.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were $1.5 million, primarily related to revenue received of $3.6 million and interest received of $0.4 million, partially offset by management fees of $0.9 million, operating expenses of $0.8 million, general and administrative expenses of $0.4 million, an increase in insurance receivables of $0.2 million, an increase in prepaid well costs of $0.1 million and $0.1 million of unfavorable remaining working capital.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2008 were $1.8 million, primarily related to capital expenditures for oil and gas properties of $6.9 million, offset by proceeds from the maturity of marketable securities of $5.1 million.  Additionally, the Fund increased its salvage fund investments by $21 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the nine months ended September 30, 2007 were $6.6 million, primarily related to the proceeds from the maturity of marketable securities of $24.7 million partially offset by capital expenditures for oil and gas properties of $4.3 million and investments in marketable securities of $13.7 million.  Additionally, the Fund increased its salvage fund investments by $38 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
There were no cash flows used in financing activities for the nine months ended September 30, 2008.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $3.2 million, related to distributions paid to the Manager and shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2008, the Fund had commitments related to participation agreements totaling $5.3 million for its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations including capital expenditures with existing cash on-hand, short-term investments and income earned therefrom.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Participation Agreement between El Paso E&P Company, L.P. and Ridgewood Energy Corporation as Manager and LLOG Exploration Offshore, Inc. for South Marsh Island Block 213. (previously filed)
10.2	Participation Agreement between Helis Oil and Gas Company, L.L.C., Houston Energy, L.P. and Ridgewood Energy Corporation as Manager for Whistler Project.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	November 4, 2008			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)