Form 10-Q
period 2009-03-31
Ridgewood Energy M Fund LLC
filed 2009-05-12
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There is no market for the shares.  As of May 12, 2009 there are 535.6818 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,662	$3,687
Production receivable	310	110
Other current assets	34	87
Total current assets	2,006	3,884
Salvage fund	1,145	1,139
Oil and gas properties:
Advances to operators for working interests and expenditures	259	-
Unproved properties	-	1,882
Proved properties	23,531	20,346
Less: accumulated depletion and amortization	(9,029)	(7,537)
Total oil and gas properties, net	14,761	14,691
Total assets	$17,912	$19,714
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$454	$1,337
Accrued expenses	48	50
Total current liabilities	502	1,387

Asset retirement obligations	2,007	1,651
Total liabilities	2,509	3,038
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,483)	(1,439)
Retained earnings (accumulated deficit)	46	(28)
Manager's total	(1,437)	(1,467)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(8,402)	(8,152)
Accumulated deficit	(45,048)	(43,995)
Shareholders' total	16,840	18,143
Total members' capital	15,403	16,676
Total liabilities and members' capital	$17,912	$19,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue
Oil and gas revenue	$764	$446

Expenses
Depletion and amortization	1,031	236
Dry-hole costs	-	447
Impairment of proved properties	547	(471)
Workover expenses	-	843
Operating expenses	94	76
General and administrative expenses	79	151
Total expenses	1,751	1,282

Loss from operations	(987)	(836)
Other income
Interest income	8	88
Net loss	$(979)	$(748)

Manager Interest
Net income (loss)	$74	$(93)
Shareholder Interest
Net loss	$(1,053)	$(655)
Net loss per share	$(1,966)	$(1,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(979)	$(748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	1,031	236
Dry-hole costs	-	447
Impairment of proved property	547	(471)
Settlement of asset retirement obligation	(20)	(20)
Accretion expense	5	2
Interest earned on marketable securities	-	(36)
Changes in assets and liabilities:
Increase in production receivable	(200)	(167)
Decrease in other current assets	53	45
Increase in due to operators	6	783
Decrease in accrued expenses	(2)	(40)
Net cash provided by operating activities	441	31

Cash flows from investing activities
Payments to operators for working interests and expenditures	(259)	-
Capital expenditures for oil and gas properties	(1,907)	(3,104)
Proceeds from the maturity of marketable securities	-	5,111
Interest reinvested in salvage fund	(6)	(8)
Net cash (used in) provided by investing activities	(2,172)	1,999

Cash flows from financing activities
Distributions paid	(294)	-
Net cash used in financing activities	(294)	-

Net (decrease) increase in cash and cash equivalents	(2,025)	2,030

Cash and cash equivalents, beginning of period	3,687	8,163

Cash and cash equivalents, end of period	$1,662	$10,193

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$66

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At March 31, 2009, bank balances  exceeded federally insured limits by approximately $1.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured during this period.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.1 million, which matures in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.4 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,651	$476
Liabilities incurred	285	770
Liabilities settled	(20)	(35)
Accretion expense	5	16
Revision to prior estimate	86	424
Balance, end of period	$2,007	$1,651

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under-produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.  At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the three months ended March 31, 2009, the Fund recorded impairments of $0.5 million related to Vermilion 344 and West Cameron 77, which was attributable to lower oil and gas commodity prices and additional retirement obligations, respectively.  The carrying value of Vermilion 344 of $1.9 million was written down to its fair value of $1.4 million.  The fair value of the impaired well was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  West Cameron 77 was fully depleted as of December 31, 2008 and was further impaired during the three months ended March 31, 2009 as a result of additional retirement obligations of $0.1 million, recorded at fair value.  During the three months ended March 31, 2008, the Fund recorded a credit to impairment of proved properties of $0.5 million upon review of well costs related to Eugene Island 364, which had been fully impaired in 2007.

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

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion and amortization which are allocated 99% to shareholders and 1% to the Manager.

3.	Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 (“FAS 157-2”).  FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Fund adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value.  The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statements of cash flows.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2009, the Fund had no capitalized exploratory well costs.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,882	$7,357
Additions to capitalized exploratory well costs pending the determination of proved reserves	546	6,940
Reclassification to proved properties based on the determination of proved reserves	(2,428)	(12,415)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$-	$1,882

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  There were no dry-hole costs during the three months ended March 31, 2009.  Dry-hole costs were $0.4 million for the three months ended March 31, 2008, primarily related to South Marsh 213.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, is to be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.	Related Parties

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended March 31, 2009 and 2008, were included in general and administrative expenses.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has nearly completed its capital investment program.  At March 31, 2009, the Fund has capital commitments of $1.7 million that exceeds by $0.2 million its current available working capital of $1.5 million, and an unfunded asset retirement obligation of $0.9 million.  The Fund expects cash flow from operations to be sufficient to cover such deficiency.  If required, the Fund will reduce or suspend distributions until such deficiency is funded.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of the Fund’s assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”), a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells.  Seven have been determined to be successful, with completion efforts ongoing for one and eight have been determined to be dry-holes or have been impaired/ fully depleted.  The Fund does not expect to participate in any additional wells.

Successful Projects
Whistler Project
In July 2008, the Fund acquired a 20.0% working interest in the Whistler Project, an exploratory well.  The Whistler project was determined to be a commercial success in November 2008 and completion efforts are ongoing.  The well is expected to commence production during the fourth quarter of 2009.  Through March 31, 2009, the Fund has spent $3.5 million on this well, for which the total estimated budget is $5.2 million.

West Cameron 57
In 2007, the Fund acquired a 12.5% working interest in West Cameron 57, an exploratory well, which is operated by Marlin Coastal, L.L.C. (“Marlin”).  Drilling began in October 2007, and the well was determined to be a success in February 2008.  The well was completed and production commenced in December 2008.  The total cost of this well was $4.8 million

Eugene Island 337
In 2006, the Fund acquired a 20.0% ownership in Eugene Island 337 from Devon Energy Corporation (“Devon”), the operator.  The total cost of this property was $6.1 million.  Since the onset of production in November 2007, this well has contributed $0.6 million of revenues, however, due to lower oil and gas commodity prices and reductions in the Fund’s estimates of proved oil and gas reserves, the Fund has recorded impairments costs totaling $5.5 million.

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

LLOG Projects
In October 2006, the Fund acquired an 8.75% working interest in six exploratory wells which are operated by LLOG Offshore Exploration Inc. (“LLOG”) off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful.  The Fund spent $8.2 million for these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $1.8 million, of which $0.5 million of impairment expense was incurred during the three months ended March 31, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$764	$446

Expenses
Depletion and amortization	1,031	236
Dry-hole costs	-	447
Impairment of proved properties	547	(471)
Workover expenses	-	843
Operating expenses	94	76
General and administrative expenses	79	151
Total expenses	1,751	1,282

Loss from operations	(987)	(836)
Other income
Interest income	8	88
Net loss	$(979)	$(748)

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview. During the three months ended March 31, 2009, the Fund had five producing wells;  West Delta 67 and West Delta 68 commenced production in July 2008, West Cameron 57 and Vermilion 344 commenced production in December 2008 and South Marsh Island 111 commenced production in February 2009.  During the three months ended March 31, 2008, the Fund had two producing wells, West Cameron 77, which was fully depleted as of December 31, 2008, and Eugene Island 337.

As previously discussed in the “Business Update”, the pipeline utilized to transport Eugene Island 337’s oil and gas production suffered severe damage as a result of hurricane activity in the third quarter 2008, thereby shutting down production for this well until the pipeline repairs are completed by its owner.  There is no cost to the Fund relating to these repair activities, however, Eugene Island 337 will not produce oil and gas or earn revenue during this repair period.  Accordingly, revenue, depletion, amortization and lease operating expenses relating to this well will be affected until production resumes.  The Eugene Island 337 well is currently expected to resume production during the second quarter 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2009 was $0.8 million, a $0.3 million increase from the three months ended March 31, 2008.  The increase is attributable to an increase in sales volumes of $1.1 million, partially offset by the impact of lower average prices of $0.8 million.

The Fund sold 3 thousand barrels of oil during the three months ended March 31, 2009 compared to 200 barrels of oil during the three months ended March 31, 2008.  The Fund’s oil prices averaged $45 per barrel and $98 per barrel during the three months ended March 31, 2009 and 2008, respectively.

The Fund sold 147 thousand mcf of gas during the three months ended March 31, 2009, compared to 47 thousand mcf of gas during the three months ended March 31, 2008.  The Fund’s gas prices averaged $4.42 per mcf and $9.00 per mcf during the three months ended March 31, 2009 and 2008, respectively.

The increase in volume for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, is primarily attributable to the timing of the onset of production of the Fund’s wells, partially offset by decreases in production for Eugene Island 337 and West Cameron 77, as discussed above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2009 and 2008, was $1.0 million and $0.2 million, respectively.  The increase is due to the onset of production for four new wells, partially offset by the abandonment of West Cameron 77 and the temporary shut-in of Eugene Island 337 as discussed above in “Overview”.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. There were no dry-hole costs during the three months ended March 31, 2009.  Dry-hole costs of $0.4 million for the three months ended March 31, 2008 were primarily attributable to South Marsh Island 213.

Impairment of Proved Properties, net. During the three months ended March 31, 2009, the Fund recorded impairments to proved properties of $0.5 million, of which $461 thousand related to Vermilion 344, which was attributable to lower oil and gas commodity prices and $86 thousand related to West Cameron 77, which was attributable to revisions to prior estimates of asset retirement obligations.  West Cameron 77 was fully depleted as of December 31, 2008.  During the three months ended March 31, 2008, the Fund recorded a credit to impairment of proved properties of $0.5 million upon review of well costs related to Eugene Island 364, which had been fully impaired in 2007.

Workover Expenses.  Workover expenses represent costs to restore or stimulate production of existing reserves of a proved property.  There were no workover expenses during the three months ended March 31, 2009.  Workover expenses of $0.8 million during the three months ended March 31, 2008 were attributable to recompletion efforts for the upper reservoir zone of West Cameron 77, which ultimately proved unsuccessful.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Lease operating expenses	$89	$72
Accretion expense	5	2
Geological costs	-	2
	$94	$76

Lease operating expenses for the three months ended March 31, 2009 and 2008 were related to the Fund’s producing properties during each period as outlined above in “Overview”.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three months ended March 31, 2008 related to West Cameron 57.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Accounting fees	$34	$65
Insurance expense	23	62
Management reimbursement	20	20
Trust fees and other	2	4
	$79	$151

Accounting fees represent annual audit and tax preparation fees, quarterly review and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Management reimbursement relates to reimbursements for various administrative costs incurred on the Fund’s behalf.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended March 31, 2009 was $8 thousand, an $80 thousand decrease from the three months ended March 31, 2008.  The decrease was attributable to a reduction in the average outstanding balances earning interest due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2009, were $0.4 million, primarily related to revenue receipts of $0.6 million, partially offset by operating expenses paid of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $31 thousand, primarily related to revenue received of $0.3 million and interest received of $0.1 million, partially offset by general and administrative expenses of $0.2 million, operating expenses of $0.1 million, and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2009 were $2.2 million, related to capital expenditures for oil and gas properties of $2.2 million, inclusive of advances.  Additionally, the Fund increased its salvage fund investments by $6 thousand, which consisted of interest earned on this account.

Cash flows provided by investing activities for the three months ended March 31, 2008 were $2.0 million, primarily related to the proceeds from the maturity of marketable securities of $5.1 million partially offset by capital expenditures for oil and gas properties of $3.1 million.  Additionally, the Fund increased its salvage fund investments by $8 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $0.3 million related to distributions paid.

There were no cash flows used in financing activities for the three months ended March 31, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2009, the Fund had committed to spend an additional $1.7 million related to its investment properties.   The Fund does not expect to participate in any additional investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures for its investment properties.  The Fund has nearly completed its capital investment program.  At March 31, 2009, the Fund has capital commitments of $1.7 million that exceeds by $0.2 million its current available working capital of $1.5 million, and an unfunded asset retirement obligation of $0.9 million.  The Fund expects cash flow from operations to be sufficient to cover such deficiency as well as ongoing operations.  If required, the Fund will reduce or suspend distributions until such deficiency is funded.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncement

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title of Exhibit	Method of Filing

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 12, 2009			RIDGEWOOD ENERGY M FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)