Form 10-Q
period 2009-06-30
Ridgewood Energy M Fund LLC
filed 2009-08-06
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐  No ☒

There is no market for the shares.  As of August 5, 2009 there are 535.6818 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,204	$3,687
Production receivable	231	110
Other current assets	9	87
Total current assets	1,444	3,884

Salvage fund	1,562	1,139
Oil and gas properties:
Advances to operators for working interests and expenditures	259	-
Unproved properties	-	1,882
Proved properties	23,497	20,346
Less: accumulated depletion and amortization	(9,891)	(7,537)
Total oil and gas properties, net	13,865	14,691
Total assets	$16,871	$19,714

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$356	$1,337
Accrued expenses	76	50
Total current liabilities	432	1,387

Asset retirement obligations	2,008	1,651
Total liabilities	2,440	3,038
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,551)	(1,439)
Retained earnings (accumulated deficit)	89	(28)
Manager's total	(1,462)	(1,467)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(8,789)	(8,152)
Accumulated deficit	(45,608)	(43,995)
Shareholders' total	15,893	18,143
Total members' capital	14,431	16,676
Total liabilities and members' capital	$16,871	$19,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue
Oil and gas revenue	$567	$182	$1,331	$628

Expenses
Depletion and amortization	798	82	1,829	318
Dry-hole costs	-	1,256	-	1,703
Impairment of proved properties	64	-	611	(471)
Workover expenses	19	29	19	872
Operating expenses	124	9	218	85
General and administrative expenses	86	123	165	274
Total expenses	1,091	1,499	2,842	2,781
Loss from operations	(524)	(1,317)	(1,511)	(2,153)

Other income
Interest income	7	48	15	136
Net loss	$(517)	$(1,269)	$(1,496)	$(2,017)

Manager Interest
Net income (loss)	$43	$(9)	$117	$(102)

Shareholder Interest
Net loss	$(560)	$(1,260)	$(1,613)	$(1,915)
Net loss per share	$(1,045)	$(2,352)	$(3,011)	$(3,575)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,496)	$(2,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	1,829	318
Dry-hole costs	-	1,703
Impairment of proved property	611	-
Settlement of asset retirement obligation	(24)	(28)
Accretion expense	10	6
Interest earned on marketable securities	-	(36)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(121)	3
Decrease in other current assets	78	77
Increase in due to operators	21	193
Increase (decrease) in accrued expenses	26	(67)
Net cash provided by operating activities	934	152

Cash flows from investing activities
Payments to operators for working interests and expenditures	(259)	-
Capital expenditures for oil and gas properties	(1,986)	(5,578)
Investments in salvage fund	(423)	(15)
Proceeds from the maturity of marketable securities	-	5,111
Net cash used in investing activities	(2,668)	(482)

Cash flows from financing activities
Distributions paid	(749)	-
Net cash used in financing activities	(749)	-

Net decrease in cash and cash equivalents	(2,483)	(330)

Cash and cash equivalents, beginning of period	3,687	8,163

Cash and cash equivalents, end of period	$1,204	$7,833

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$66

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through August 5, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by approximately $0.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.5 million, which mature in October 2009 and February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.3 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,651	$476
Liabilities incurred	285	770
Liabilities settled	(24)	(35)
Accretion expense	10	16
Revision to prior estimate	86	424
Balance, end of period	$2,008	$1,651

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the three months ended June 30, 2009, the Fund recorded an impairment of $64 thousand related to Eugene Island 337.  During the six months ended June 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The carrying values for Eugene Island 337 and Vermilion 344 of $0.3 million and $1.9 million, respectively, were written down to their fair values of $0.2 million and $1.4 million, respectively. The fair value of the impaired wells was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted. The changes related to West Cameron 77 were the result of additional retirement obligations.  West Cameron 77 was fully depleted as of December 31, 2008.

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

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,882	$7,357
Additions to capitalized exploratory well costs pending the determination of proved reserves	546	6,940
Reclassification to proved properties based on the determination of proved reserves	(2,428)	(12,415)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$-	$1,882

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  There were no dry-hole costs during the three and six months ended June 30, 2009.  Dry-hole costs of $1.3 million and $1.7 million, respectively, for the three and six months ended June 30, 2008, related primarily to South Marsh Island 213.

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

5.	Related Parties

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $40 thousand for each of the three and six months ended June 30, 2009 and 2008, respectively, were included in general and administrative expenses.  At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

7.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has nearly completed its capital investment program.  At June 30, 2009, the Fund has capital commitments of $1.7 million that exceed, by $0.7 million, its current available working capital of $1.0 million, and an unfunded asset retirement obligation of $0.4 million.  The Fund expects cash flow from operations to be sufficient to cover these deficiencies.  If required, the Fund will reduce or suspend distributions until such deficiency is funded.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells; six are currently producing, completion efforts are ongoing for one and eight have been determined to be dry-holes or have been fully depleted.  The Fund does not expect to participate in any additional wells.

Discoveries
Whistler Project
In July 2008, the Fund acquired a 20.0% working interest in the Whistler Project, an exploratory well.  The Whistler project was determined to be a discovery in November 2008 and completion efforts are ongoing.  The well is expected to commence production during the first quarter of 2010.  Through June 30, 2009, the Fund has spent $3.5 million on this well, for which the total estimated budget is $5.2 million.

West Cameron 57
In 2007, the Fund acquired a 12.5% working interest in West Cameron 57, an exploratory well.  The well was determined to be a discovery in February 2008 and production commenced in December 2008.  The total cost of this well was $4.8 million.

LLOG Projects
In October 2006, the Fund acquired an 8.75% working interest in six exploratory wells which are operated by LLOG Offshore Exploration Inc. (“LLOG”) off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be discoveries.  Through June 30, 2009, the Fund spent $8.2 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $1.8 million, of which $0.5 million of impairment expense was incurred during the six months ended June 30, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

Eugene Island 337
In 2006, the Fund acquired a 20.0% ownership in Eugene Island 337, an exploratory well.  The well was determined to be a discovery in July 2006 and production commenced in November 2007.  The total cost of this well was $6.1 million, of which the Fund has recorded impairment costs totaling $5.6 million of which $64 thousand of impairment expense was incurred during the six months ended June 30, 2009.

The pipeline utilized to transport Eugene Island 337 oil and natural gas production suffered damage as a result of hurricane activity in the third quarter 2008, thereby shutting down production for this well, which resumed in June 2009.  There was no cost to the Fund related to these repair activities.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$567	$182	$1,331	$628

Expenses
Depletion and amortization	798	82	1,829	318
Dry-hole costs	-	1,256	-	1,703
Impairment of proved properties	64	-	611	(471)
Workover expenses	19	29	19	872
Operating expenses	124	9	218	85
General and administrative expenses	86	123	165	274
Total expenses	1,091	1,499	2,842	2,781
Loss from operations	(524)	(1,317)	(1,511)	(2,153)
Other income
Interest income	7	48	15	136
Net loss	$(517)	$(1,269)	$(1,496)	$(2,017)

Overview. During the three and six months ended June 30, 2009, the Fund had six producing wells;  Eugene Island 337 commenced production in 2007, West Delta 67 and West Delta 68 commenced production in July 2008, West Cameron 57 and Vermilion 344 commenced production in December 2008 and South Marsh Island 111 commenced production in February 2009.  During the three and six months ended June 30, 2008, the Fund had two producing wells, West Cameron 77, which was fully depleted as of December 31, 2008, and Eugene Island 337.

As previously discussed in the “Business Update”, the pipeline utilized to transport Eugene Island 337’s oil and gas production suffered damage as a result of hurricane activity in the third quarter 2008, thereby shutting down production for Eugene Island 337, which resumed production in June 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2009 was $0.6 million, a $0.4 million increase from the three months ended June 30, 2008.  The increase is attributable to an increase in sales volumes of $1.6 million, partially offset by the impact of lower average prices of $1.2 million.  Oil and gas revenue for the six months ended June 30, 2009 was $1.3 million, a $0.7 million increase from the six months ended June 30, 2008.  The increase is attributable to an increase in sales volumes of $2.5 million, partially offset by the impact of lower average prices of $1.9 million.

Oil sales volumes were 2 thousand barrels during the three months ended June 30, 2009 compared to minimal amounts during the three months ended June 30, 2008.  The Fund’s oil prices averaged $59 per barrel and $114 per barrel during the three months ended June 30, 2009 and 2008, respectively.

Oil sales volumes were 4 thousand barrels during the six months ended June 30, 2009 compared to 300 barrels during the six months ended June 30, 2008.  The Fund’s oil prices averaged $51 per barrel and $99 per barrel during the six months ended June 30, 2009 and 2008, respectively.

Gas sales volumes were 122 thousand mcf during the three months ended June 30, 2009, compared to 14 thousand mcf  during the three months ended June 30, 2008.  The Fund’s gas prices averaged $3.58 per mcf and $12.95 per mcf during the three months ended June 30, 2009 and 2008, respectively.

Gas sales volumes were 269 thousand mcf during the six months ended June 30, 2009, compared to 58 thousand mcf  during the six months ended June 30, 2008.  The Fund’s gas prices averaged $4.04 per mcf and $10.22 per mcf during the six months ended June 30, 2009 and 2008, respectively.

The increase in oil and gas volumes for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, is primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.  This increase was offset by lower oil and gas sales volumes for West Cameron 77, which was fully depleted at December 31, 2008 and Eugene Island 337, which suffered damage as a result of hurricane activity in the third quarter of 2008, shutting down its production until June 2009.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2009 and 2008, was $0.8 million and $0.1 million, respectively.  Depletion and amortization for the six months ended June 30, 2009 and 2008, was $1.8 million and $0.3 million, respectively.  The increase is due to the onset of production of the Fund’s wells, partially offset by the abandonment of West Cameron 77 and the temporary shut-in of Eugene Island 337 as discussed above in “Overview”.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. There were no dry-hole costs during the three and six months ended June 30, 2009.  Dry-hole costs of $1.3 million and $1.7 million for the three and six months ended June 30, 2008, respectively, were primarily attributable to South Marsh Island 213.

Impairment of Proved Properties, net. During the three months ended June 30, 2009, the Fund recorded an impairment to proved properties of $64 thousand, related to Eugene Island 337, which was attributable to lower oil and gas commodity prices.  During the six months ended June 30, 2009, the Fund recorded impairments to proved properties of $0.6 million, of which $0.5 million and $64 thousand related to Vermilion 344 and Eugene Island 337, respectively.  Such impairments were principally attributable to lower oil and gas commodity prices.  Additionally, $86 thousand was recorded related to the West Cameron 77 asset retirement cost estimates, which was fully depleted at December 31, 2008.  During the six months ended June 30, 2008, the Fund recorded a credit to impairment of proved properties of $0.5 million upon review of well costs related to Eugene Island 364, which had been fully impaired in 2007.

Workover Expenses.  Workover expenses represent costs to restore or stimulate production of existing reserves of a proved property.  Workover expenses of $19 thousand during the three and six months ended June 30, 2009 were attributable to West Delta 67.  Workover expenses of $29 thousand and $0.9 million during the three and six months ended June 30, 2008, respectively, were attributable to recompletion efforts for the upper reservoir zone of West Cameron 77, which ultimately proved unsuccessful.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$119	$3	$208	$75
Accretion expense and other	5	6	10	10
	$124	$9	$218	$85

Lease operating expense for the three and six months ended June 30, 2009 and 2008 related to the Fund’s producing properties during each period as outlined above in “Overview”.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Accounting fees	$40	$43	$74	$108
Insurance expense	26	54	49	116
Management reimbursement	20	20	40	40
Trust fees and other	-	6	2	10
	$86	$123	$165	$274

Accounting fees represent audit and tax preparation fees, quarterly review and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Management reimbursement relates to reimbursements for various administrative costs incurred on the Fund’s behalf.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended June 30, 2009 was $7 thousand, a $41 thousand decrease from the three months ended June 30, 2008.  Interest income for the six months ended June 30, 2009 was $15 thousand, a $121 thousand decrease from the six months ended June 30, 2008. The decreases were attributable to a reduction in the average outstanding balances earning interest due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2009 were $0.9 million, primarily related to revenue receipts of $1.2 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2008 were $0.2 million, primarily related to revenue received of $0.6 million and interest received of $0.1 million, partially offset by general and administrative expenses of $0.3 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2009 were $2.7 million, related to capital expenditures for oil and gas properties of $2.2 million, inclusive of advances, and investments in the salvage fund of  $0.4 million, inclusive of interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $0.5 million, related to capital expenditures for oil and gas properties of $5.6 million, partially offset by the proceeds from the maturity of marketable securities of $5.1 million.  Additionally, the Fund increased its salvage fund investments by $15 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $0.7 million, related to distributions paid.

There were no cash flows from financing activities for the six months ended June 30, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $1.7 million related to its investment properties.   The Fund does not expect to participate in any additional investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures for its investment properties.  The Fund has nearly completed its capital investment program.  At June 30, 2009, the Fund has capital commitments of $1.7 million that exceed, by $0.7 million, its current available working capital of $1.0 million, and an unfunded asset retirement obligation of $0.4 million.  The Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  If required, the Fund will reduce or suspend distributions until such deficiency is funded.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncement

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	August 5, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)