Form 10-Q
period 2009-09-30
Ridgewood Energy M Fund LLC
filed 2009-11-12
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

There is no market for the shares.  As of November 12, 2009 there are 535.6818 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,304	$3,687
Production receivable	115	110
Other current assets	71	87
Total current assets	1,490	3,884
Salvage fund	1,818	1,139

Oil and gas properties:
Advances to operators for working interests and expenditures	259	-
Unproved properties	-	1,882
Proved properties	23,442	20,346
Less: accumulated depletion and amortization	(10,540)	(7,537)
Total oil and gas properties, net	13,161	14,691
Total assets	$16,469	$19,714

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$376	$1,337
Accrued expenses	68	50
Total current liabilities	444	1,387

Asset retirement obligations	2,019	1,651
Total liabilities	2,463	3,038
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,551)	(1,439)
Retained earnings (accumulated deficit)	115	(28)
Manager's total	(1,436)	(1,467)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(8,789)	(8,152)
Accumulated deficit	(46,059)	(43,995)
Shareholders' total	15,442	18,143
Total members' capital	14,006	16,676
Total liabilities and members' capital	$16,469	$19,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue
Oil and gas revenue	$422	$417	$1,753	$1,045

Expenses
Depletion and amortization	649	148	2,478	466
Dry-hole costs	1	(4)	1	1,699
Impairment of proved properties	-	-	611	(471)
Workover expenses	6	10	25	882
Operating expenses	123	136	341	221
General and administrative expenses	75	122	240	396
Total expenses	854	412	3,696	3,193
(Loss) income from operations	(432)	5	(1,943)	(2,148)
Other income
Interest income	7	31	22	167
Net (loss) income	$(425)	$36	$(1,921)	$(1,981)

Manager Interest
Net income (loss)	$26	$33	$143	$(69)

Shareholder Interest
Net (loss) income	$(451)	$3	$(2,064)	$(1,912)
Net (loss) income per share	$(842)	$6	$(3,853)	$(3,569)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,921)	$(1,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and amortization	2,478	466
Dry-hole costs	1	1,699
Impairment of proved property	611	(471)
Settlement of asset retirement obligation	(18)	(38)
Accretion expense	15	11
Interest earned on marketable securities	-	(36)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(5)	88
Decrease (increase) in other current assets	16	(61)
Increase in due to operators	8	24
Increase (decrease) in accrued expenses	18	(48)
Net cash provided by (used in) operating activities	1,203	(347)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(259)	-
Capital expenditures for oil and gas properties	(1,899)	(6,439)
Proceeds from the maturity of marketable securities	-	5,111
Investments in salvage fund	(679)	(21)
Net cash used in investing activities	(2,837)	(1,349)

Cash flows from financing activities
Distributions	(749)	-
Net cash used in financing activities	(749)	-

Net decrease in cash and cash equivalents	(2,383)	(1,696)

Cash and cash equivalents, beginning of period	3,687	8,163
Cash and cash equivalents, end of period	$1,304	$6,467

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$66

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In September 2009, the Fund reclassified its presentation of a $0.5 million proved property impairment credit within the statement of cash flows.  During the nine months ended September 30, 2008, this credit was originally presented within operating activities and has now been adjusted to be reflected in investing activities. The Fund has assessed the impact of subsequent events through November 12, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $1.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund of $0.4 million, which matured in October 2009, and $1.1 million, which mature in February 2012, that are classified as held-to-maturity investments.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.3 million and $1.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,651	$476
Liabilities incurred	285	770
Liabilities settled	(18)	(35)
Accretion expense	15	16
Revision to prior estimate	86	424
Balance, end of period	$2,019	$1,651

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the nine months ended September 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The carrying values for Eugene Island 337 and Vermilion 344 of $0.3 million and $1.9 million, respectively, were written down to their fair values of $0.2 million and $1.4 million, respectively. The fair value of the impaired wells was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted. The changes related to West Cameron 77 were the result of additional retirement obligations. West Cameron 77 was fully depleted as of December 31, 2008.  No impairments were recorded during the three months ended September 30, 2009.  During the nine months ended September 30, 2008, the Fund recorded an adjustment of $0.5 million related to the impairment charge to Eugene Island 364 that was recorded in the fourth quarter of 2007.  The adjustment was related to a credit from the operator based upon a review of well costs.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,882	$7,357
Additions to capitalized exploratory well costs pending the determination of proved reserves	546	6,940
Reclassification to proved properties based on the determination of proved reserves	(2,428)	(12,415)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$-	$1,882

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs were $1 thousand for each of the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008, the Fund received credits for certain wells from their respective operators upon review and audits of the wells’ costs, resulting in a net credit of $4 thousand for the three months ended September 30, 2008.  Dry-hole costs, inclusive of credits, for the nine months ended September 30, 2008 were $1.7 million, related primarily to South Marsh Island 213.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $60 thousand for each of the three and nine months ended September 30, 2009 and 2008, respectively, were included in general and administrative expenses.

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

At September 30, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has nearly completed its capital investment program.  At September 30, 2009, the Fund has capital commitments of $1.6 million that exceed, by $0.6 million, its current available working capital of $1.0 million, and an unfunded asset retirement obligation of $0.2 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies.  During the third quarter 2009, the Manager suspended Fund distributions through December 2009.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells; six are currently producing, completion efforts are ongoing for one and eight have been determined to be dry holes or have been fully depleted.  The Fund does not expect to participate in any additional wells.

Discoveries
Whistler Project
In July 2008, the Fund acquired a 20.0% working interest in the Whistler Project, an exploratory well.  The Whistler Project was determined to be a discovery in November 2008 and completion efforts are ongoing.  The well is expected to commence production during the first quarter of 2010.  Through September 30, 2009, the Fund has spent $3.5 million on this well, for which the total estimated budget is $5.1 million.

West Cameron 57
In 2007, the Fund acquired a 12.5% working interest in West Cameron 57, an exploratory well.  The well was determined to be a discovery in February 2008 and production commenced in December 2008.  The total cost of this well was $4.8 million.

LLOG Projects
In 2006, the Fund acquired an 8.75% working interest in six exploratory wells which are operated by LLOG Offshore Exploration Inc. (“LLOG”) off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be discoveries.  Through September 30, 2009, the Fund spent $8.2 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $1.8 million, of which $0.5 million of impairment expense was incurred during the nine months ended September 30, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

The West Delta 67 and West Delta 68 wells experienced several weeks of production interruption during September and October 2009 due to mechanical issues and pipeline repairs.  Production has resumed for both of these wells.

Eugene Island 337
In 2006, the Fund acquired a 20.0% ownership in Eugene Island 337, an exploratory well.  The well was determined to be a discovery in July 2006 and production commenced in November 2007.  The total cost of this well was $6.0 million.  The Fund has recorded impairment costs totaling $5.6 million, of which $64 thousand was incurred during the nine months ended September 30, 2009.

The pipeline utilized to transport Eugene Island 337 oil and natural gas production suffered damage as a result of hurricane activity in the third quarter 2008, thereby shutting down production for this well, which resumed in June 2009.  As the Fund had no ownership in the pipeline, there was no cost to the Fund related to these repair activities.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$422	$417	$1,753	$1,045

Expenses
Depletion and amortization	649	148	2,478	466
Dry-hole costs	1	(4)	1	1,699
Impairment of proved properties	-	-	611	(471)
Workover expenses	6	10	25	882
Operating expenses	123	136	341	221
General and administrative expenses	75	122	240	396
Total expenses	854	412	3,696	3,193
(Loss) income from operations	(432)	5	(1,943)	(2,148)
Other income
Interest income	7	31	22	167
Net (loss) income	$(425)	$36	$(1,921)	$(1,981)

Overview. During the three and nine months ended September 30, 2009, the Fund had six producing wells;  Eugene Island 337 commenced production in 2007, West Delta 67 and West Delta 68 commenced production in July 2008, West Cameron 57 and Vermilion 344 commenced production in December 2008 and South Marsh Island 111 commenced production in February 2009.  During the three and nine months ended September 30, 2008, the Fund had four producing wells, West Cameron 77, which was fully depleted as of December 31, 2008, Eugene Island 337, West Delta 67 and West Delta 68.

As previously discussed in the “Business Update”, the pipeline utilized to transport Eugene Island 337’s oil and gas production suffered damage as a result of hurricane activity in the third quarter 2008, thereby shutting down production for Eugene Island 337, which resumed production in June 2009.

Oil and Gas Revenue. Oil and gas revenue for the each of the three months ended September 30, 2009 and 2008 was $0.4 million.   An increase in sales volumes of $0.7 million was offset by the impact of lower average prices of $0.7 million.

Oil sales volumes were 1 thousand barrels during the three months ended September 30, 2009 compared to 2 thousand barrels during the three months ended September 30, 2008.  The Fund’s oil prices averaged $49 per barrel and $113 per barrel during the three months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 106 thousand mcf during the three months ended September 30, 2009, compared to 18 thousand mcf during the three months ended September 30, 2008.  The Fund’s gas prices averaged $3.06 per mcf and $9.27 per mcf during the three months ended September 30, 2009 and 2008, respectively.

Oil and gas revenue for the nine months ended September 30, 2009 was $1.8 million, a $0.7 million increase from the nine months ended September 30, 2008.  The increase is attributable to an increase in sales volumes of $3.3 million, partially offset by the impact of lower average prices of $2.6 million.

Oil sales volumes were 6 thousand barrels during the nine months ended September 30, 2009 compared to 2 thousand barrels during the nine months ended September 30, 2008.  The Fund’s oil prices averaged $50 per barrel and $116 per barrel during the nine months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 374 thousand mcf during the nine months ended September 30, 2009, compared to 80 thousand mcf during the nine months ended September 30, 2008.  The Fund’s gas prices averaged $3.77 per mcf and $9.71 per mcf during the nine months ended September 30, 2009 and 2008, respectively.

The decrease in oil volumes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to West Delta 67 and West Delta 68 being offline due to mechanical problems for several weeks during September 2009, partially offset by the onset of production of West Cameron 57.  The increase in gas volumes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.

The increase in oil and gas volumes for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, was primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.  This increase was partially offset by lower oil and gas sales volumes for West Cameron 77, which was fully depleted at December 31, 2008, and Eugene Island 337, which suffered damage as a result of hurricane activity in the third quarter of 2008, shutting down its production until June 2009.

Depletion and Amortization.  Depletion and amortization was $0.6 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, compared to $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.  The increases for the three and nine month periods are due to an overall increase in production volumes coupled with an increase in the average depletion rate.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. Dry-hole costs were $1 thousand for each of the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008, the Fund received credits for certain wells from their respective operators upon review and audits of the wells’ costs, resulting in a net credit of $4 thousand for the three months ended September 30, 2008.  Dry-hole costs, inclusive of credits, for the nine months ended September 30, 2008 were $1.7 million, related primarily to South Marsh Island 213.

Impairment of Proved Properties, net. During the nine months ended September 30, 2009, the Fund recorded impairments to proved properties of $0.6 million, of which $0.5 million and $64 thousand related to Vermilion 344 and Eugene Island 337, respectively.  Such impairments were principally attributable to lower oil and gas commodity prices.  Additionally, impairment expense of $86 thousand was incurred related to the West Cameron 77 asset retirement cost estimates, which was fully depleted at December 31, 2008.  During the nine months ended September 30, 2008, the Fund recorded a credit to impairment of proved properties of $0.5 million upon review of well costs related to Eugene Island 364, which had been fully impaired in 2007.  There were no impairments recorded during the three months ended September 30, 2009 or 2008.

Workover Expenses.  Workover expenses represent costs to restore or stimulate production of existing reserves of a proved property.  Workover expenses of $6 thousand and $25 thousand for the three and nine months ended September 30, 2009 were primarily attributable to West Delta 67 and West Delta 68.  Workover expenses of $10 thousand and $0.9 million for the three and nine months ended September 30, 2008, respectively, were attributable to recompletion efforts for the upper reservoir zone of West Cameron 77, which ultimately proved unsuccessful.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$118	$60	$326	$135
Geological costs	-	71	-	75
Accretion expense	5	5	15	11
	$123	$136	$341	$221

Lease operating expense for the three and nine months ended September 30, 2009 and 2008 related to the Fund’s producing properties during each period as outlined above in “Overview”.  Geological costs for the three and nine months ended September 30, 2008 related primarily to the Whistler project.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Accounting fees	$38	$35	$112	$143
Insurance expense	17	63	66	179
Management reimbursement	20	20	60	60
Trust fees and other	-	4	2	14
	$75	$122	$240	$396

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended September 30, 2009 was $7 thousand, a $24 thousand decrease from the three months ended September 30, 2008.  Interest income for the nine months ended September 30, 2009 was $22 thousand, a $0.1 million decrease from the nine months ended September 30, 2008. The decreases were attributable to a reduction in the average outstanding balances earning interest due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.2 million, primarily related to revenue receipts of $1.7 million, partially offset by operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows used in operating activities for the nine months ended September 30, 2008 were $0.3 million, primarily related to workover expenses paid of $0.9 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million, partially offset by revenue received of $1.1 million and interest received of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $2.8 million, related to capital expenditures for oil and gas properties of $2.2 million, inclusive of advances, and investments in the salvage fund of $0.7 million, inclusive of interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $1.3 million, related to capital expenditures for oil and gas properties of $6.4 million, partially offset by the proceeds from the maturity of U.S. Treasury securities of $5.1 million.  Additionally, the Fund increased its salvage fund investments by $21 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.7 million, related to manager and shareholder distributions.

There were no cash flows from financing activities for the nine months ended September 30, 2008.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $1.6 million related to its investment properties.   The Fund does not expect to participate in any additional investment properties.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will obtain.  The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures for its investment properties.  The Fund has nearly completed its capital investment program.  At September 30, 2009, the Fund has capital commitments of $1.6 million that exceed, by $0.6 million, its current available working capital of $1.0 million, and an unfunded asset retirement obligation of $0.2 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  During the third quarter 2009, the Manager suspended Fund distributions through December 2009.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncement

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson.  Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date has been set for February 1, 2010.

Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President of the Fund resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	November 12, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)