Form 10-Q
period 2010-03-31
Ridgewood Energy M Fund LLC
filed 2010-05-11
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 11, 2010 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$787	$1,304
Production receivable	332	51
Other current assets	17	29
Total current assets	1,136	1,384
Salvage fund	2,032	2,025

Oil and gas properties:
Proved properties	10,394	9,982
Less: accumulated depletion and amortization	(4,211)	(3,503)
Total oil and gas properties, net	6,183	6,479
Total assets	$9,351	$9,888

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$319	$799
Accrued expenses	228	235
Total current liabilities	547	1,034

Asset retirement obligations	1,914	1,910
Total liabilities	2,461	2,944
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	151	60
Manager's total	(1,400)	(1,491)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(8,789)	(8,789)
Accumulated deficit	(53,211)	(53,066)
Shareholders' total	8,290	8,435
Total members' capital	6,890	6,944
Total liabilities and members' capital	$9,351	$9,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$835	$764

Expenses
Depletion and amortization	708	1,031
Impairment of proved properties	-	547
Operating expenses	125	94
General and administrative expenses	64	79
Total expenses	897	1,751
Loss from operations	(62)	(987)
Other income
Interest income	8	8
Net loss	$(54)	$(979)

Manager Interest
Net income	$91	$74
Shareholder Interest
Net loss	$(145)	$(1,053)
Net loss per share	$(271)	$(1,966)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(54)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	708	1,031
Impairment of proved property	-	547
Accretion expense	4	5
Changes in assets and liabilities:
Increase in production receivable	(281)	(200)
Decrease in other current assets	12	53
Increase in due to operators	47	6
Decrease in accrued expenses	(7)	(22)
Net cash provided by operating activities	429	441

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(259)
Capital expenditures for oil and gas properties	(939)	(1,907)
Interest reinvested in salvage fund	(7)	(6)
Net cash used in investing activities	(946)	(2,172)

Cash flows from financing activities
Distributions	-	(294)
Net cash used in financing activities	-	(294)

Net decrease in cash and cash equivalents	(517)	(2,025)
Cash and cash equivalents, beginning of period	1,304	3,687
Cash and cash equivalents, end of period	$787	$1,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 5 and 7.

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s balances exceeded federally insured limits by $0.5 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund totaling $1.9 million, of which $0.7 million matures in November 2010, $0.2 million matures in December 2010 and $1.0 million matures in February 2012, that are classified as held-to-maturity investments.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

The Fund did not record any impairments during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Fund recorded impairments of $0.5 million related to Vermilion 344 and West Cameron 77, which were attributable to lower oil and gas commodity prices and additional retirement obligations, respectively.   The fair value of Vermilion 344 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

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

5.    Related Parties

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended March 31, 2010 and 2009, respectively, were included in general and administrative expenses.

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

6.    Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

7.    Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle.  As of March 31, 2010, the Fund had committed to spend an additional $0.6 million relating to its investment properties, of which $43 thousand is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

 8.   Subsequent Events

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the ongoing management, administrative and advisory services associated with the Fund’s projects.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	3/31/2010	Budget	Status
Producing Properties		(in thousands)
Whistler Project	20.0%	$4,434	$4,434	Production commenced January 2010.
South Marsh Island 111	8.75%	$2,428	$2,690	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2011 at an estimated cost of $0.3 million.
West Delta 68	8.75%	$1,788	$2,121
Production commenced July 2008.  Recompletion activities
commenced in April 2010 at an estimated cost of $25
thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.3 million.

West Delta 67	8.75%	$1,150	$1,185
Production commenced July 2008.  Recompletion activities
commenced in April 2010 at an estimated cost of $18
thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $17 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$835	$764

Expenses
Depletion and amortization	708	1,031
Impairment of proved properties	-	547
Operating expenses	125	94
General and administrative expenses	64	79
Total expenses	897	1,751
Loss from operations	(62)	(987)
Other income
Interest income	8	8
Net loss	$(54)	$(979)

Overview. During the three months ended March 31, 2010 and 2009, the Fund had four and five producing wells, respectively.  The Whistler Project commenced production in January 2010. West Cameron 57 and Vermilion 344 were determined to be fully depleted at December 31, 2009.

Oil and Gas Revenue. Oil and gas revenue for each of the three months ended March 31, 2010 and 2009 was $0.8 million.

Oil sales volumes were 460 barrels during the three months ended March 31, 2010 compared to 2 thousand barrels during the three months ended March 31, 2009.  The Fund’s oil prices averaged $79 per barrel and $41 per barrel during the three months ended March 31, 2010 and 2009, respectively.

Gas sales volumes were 152 thousand mcf during the three months ended March 31, 2010, compared to 145 thousand mcf during the three months ended March 31, 2009.  The Fund’s gas prices averaged $4.80 per mcf and $4.42 per mcf during the three months ended March 31, 2010 and 2009, respectively.

The decrease in oil volumes was primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with a decrease related to West Cameron 57, which was determined to be fully depleted at December 31, 2009.

The increase in gas volumes was primarily attributable to the onset of production of the Whistler Project in January 2010, partially offset by decreased production rates for the Fund’s wells due to natural declines in production, as well as decreases related to West Cameron 57 and Vermilion 344, which were determined to be fully depleted at December 31, 2009.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.7 million, a $0.3 million decrease from the three months ended March 31, 2009.  The decrease was primarily attributable to a  decrease in average depletion rates totaling $0.3 million, which was primarily the result of the composite of productive wells.

Impairment of Proved Properties. During the three months ended March 31, 2009, the Fund recorded impairments of $0.5 million related to Vermilion 344 and West Cameron 77, which were attributable to lower oil and gas commodity prices and additional retirement obligations, respectively.  The Fund did not record any impairments during the three months ended March 31, 2010.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$121	$89
Accretion expense	4	5
	$125	$94

Lease operating expense for the three months ended March 31, 2010 and 2009 related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended March 31, 2010, the average production cost was $0.71 per mcfe compared to $0.29 per mcfe for the three months ended March 31, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Accounting fees	$30	$34
Management reimbursement and other	21	22
Insurance expense	13	23
	$64	$79

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily relates to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for each of the three months ended March 31, 2010 and 2009 was $8 thousand.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.4 million, primarily related to revenue received of $0.6 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2009 were $0.4 million, primarily related to revenue received of $0.6 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $0.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2009 were $2.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
There were no cash flows related to financing activities for the three months ended March 31, 2010.

Cash flows used in financing activities for the three months ended March 31, 2009 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $0.6 million relating to its investment properties, of which $43 thousand is expected to be incurred during the next twelve months.  The Fund does not expect to participate in any additional investment properties.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest is limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At March 31, 2010, the Fund has commitments of $0.6 million that exceed, by $41 thousand, its current available working capital of $0.6 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Effective July 1, 2009, the Manager elected to permanently waive its right to distributions from the Fund.  During the third quarter 2009, the Manager suspended Fund distributions to shareholders. The Manager continues to evaluate the Fund’s ability to make distributions on a month-to-month basis.  As of the date of this filing, the Manager had not resumed distributions to shareholders.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts. No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson.  Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date is currently scheduled for May 2010.  Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title of Exhibit	Method of Filing

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	May 11, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)