Form 10-Q
period 2010-06-30
Ridgewood Energy M Fund LLC
filed 2010-08-10
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

As of August 10, 2010 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$879	$1,304
Production receivable	318	51
Other current assets	242	29
Total current assets	1,439	1,384
Salvage fund	2,038	2,025

Oil and gas properties:
Advances to operators for working interests and expenditures	11	-
Proved properties	10,117	9,982
Less: accumulated depletion and amortization	(4,815)	(3,503)
Total oil and gas properties, net	5,313	6,479
Total assets	$8,790	$9,888

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$113	$799
Asset retirement obligations	596	-
Accrued expenses	193	235
Total current liabilities	902	1,034

Asset retirement obligations	1,322	1,910
Total liabilities	2,224	2,944
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	229	60
Manager's total	(1,322)	(1,491)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(9,079)	(8,789)
Accumulated deficit	(53,323)	(53,066)
Shareholders' total	7,888	8,435
Total members' capital	6,566	6,944
Total liabilities and members' capital	$8,790	$9,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$760	$567	$1,595	$1,331

Expenses
Depletion and amortization	604	798	1,312	1,829
Impairment of proved properties	-	64	-	611
Operating expenses	129	143	254	237
General and administrative expenses	68	86	132	165
Total expenses	801	1,091	1,698	2,842
Loss from operations	(41)	(524)	(103)	(1,511)
Other income
Interest income	7	7	15	15
Net loss	$(34)	$(517)	$(88)	$(1,496)

Manager Interest
Net income	$78	$43	$169	$117
Shareholder Interest
Net loss	$(112)	$(560)	$(257)	$(1,613)
Net loss per share	$(209)	$(1,045)	$(480)	$(3,011)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(88)	$(1,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	1,312	1,829
Impairment of proved properties	-	611
Accretion expense	8	10
Changes in assets and liabilities:
Increase in production receivable	(267)	(121)
Decrease in other current assets	24	78
Increase in due to operators	69	21
(Decrease) increase in accrued expenses	(42)	26
Settlement of asset retirement obligations	-	(24)
Net cash provided by operating activities	1,016	934

Cash flows from investing activities
Payments to operators for working interests and expenditures	(11)	(259)
Capital expenditures for oil and gas properties	(1,127)	(1,986)
Investments in salvage fund	(13)	(423)
Net cash used in investing activities	(1,151)	(2,668)

Cash flows from financing activities
Distributions	(290)	(749)
Net cash used in financing activities	(290)	(749)

Net decrease in cash and cash equivalents	(425)	(2,483)
Cash and cash equivalents, beginning of period	1,304	3,687
Cash and cash equivalents, end of period	$879	$1,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $0.5 million, of which $0.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund of $0.7 million, $0.2 million and $1.1 million which mature in November 2010, December 2010 and February 2012, respectively, that are classified as held-to-maturity investments.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.   Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010, there were no amounts recorded in due to operators that related to capital expenditures for oil and gas properties.  At December 31, 2009, amounts recorded in due to operators of $0.8 million related to capital expenditures for oil and gas properties.

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

During the three months ended June 30, 2009, the Fund recorded an impairment of $0.1 million related to Eugene Island 337.  During the six months ended June 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The impairment to West Cameron 77 was the result of additional asset retirement obligations.  The fair value of Eugene Island 337 and Vermilion 344 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments to its oil and gas properties during the three and six months ended June 30, 2010.

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

4.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010 and December 31, 2009, the Fund had no unproved properties.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s producing properties have not been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $3 thousand for the three and six months ended June 30, 2010, which were included in operating expenses.  There were no dry-hole costs during the three and six months ended June 30, 2009.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Effective July 1, 2009, the Manager elected to permanently waive its right to distributions of available cash from operations for the remaining life of the Fund.

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

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $40 thousand for each of the three and six months ended June 30, 2010 and 2009, respectively, were included in general and administrative expenses.

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

7.	Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle.  At June 30, 2010, the Fund has commitments of $0.6 million that exceed, by $0.1 million, its current available working capital of $0.5 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update
Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	6/30/2010	Budget	Status
Producing Properties		(in thousands)
Whistler Project	20.0%	$4,165	$4,165	Production commenced January 2010.
South Marsh Island 111	8.75%	$2,405	$2,668	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2012 at an estimated cost of $0.3 million.
West Delta 67	8.75%	$1,149	$1,190
Production commenced July 2008.  Recompletion activities were completed in July 2010 at a cost of $23 thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $18 thousand.

West Delta 68	8.75%	$1,813	$2,128
Production commenced July 2008.  Recompletion activities were completed in July 2010 at a cost of $25 thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.3 million.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s producing properties have not been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$760	$567	$1,595	$1,331

Expenses
Depletion and amortization	604	798	1,312	1,829
Impairment of proved properties	-	64	-	611
Operating expenses	129	143	254	237
General and administrative expenses	68	86	132	165
Total expenses	801	1,091	1,698	2,842
Loss from operations	(41)	(524)	(103)	(1,511)
Other income
Interest income	7	7	15	15
Net loss	$(34)	$(517)	$(88)	$(1,496)

Overview. During the three and six months ended June 30, 2010 and 2009, the Fund had four and six producing wells, respectively.  The Whistler Project commenced production in January 2010. Eugene Island 337, West Cameron 57 and Vermilion 344 were determined to be fully depleted at December 31, 2009.

During the three and six months ended June 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the impact of temporary shut-ins.  During the three and six months ended June 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2010 was $0.8 million, a $0.2 million increase from the three months ended June 30, 2009.  The increase is attributable to an increase in sales volumes totaling $0.1 million coupled with the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels and 2 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel and $58 per barrel during the three months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 150 thousand mcf and 121 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.21 per mcf and $3.64 per mcf during the three months ended June 30, 2010 and 2009, respectively.

Oil and gas revenue for the six months ended June 30, 2010 was $1.6 million, a $0.3 million increase from the six months ended June 30, 2009.  The increase is attributable to an increase in sales volumes totaling $0.1 million coupled with the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels and 4 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel and $49 per barrel during the six months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 298 thousand mcf and 265 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.46 per mcf and $4.06 per mcf during the six months ended June 30, 2010 and 2009, respectively.

The decrease in oil volumes was primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, decreases related to fully depleted wells, and decreases for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.   See “Overview” above for additional information.

The increase in gas volumes was primarily attributable to the onset of production of the Whistler Project in January 2010, partially offset by decreased production rates for the Fund’s wells due to natural declines in production, as well as decreases related to fully depleted wells.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.6 million and $1.3 million, respectively, a decrease of $0.2 million and $0.5 million from the three and six months ended June 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $0.3 million, partially offset by the increase in production volumes totaling $0.1 million.  The decrease in the six month period resulted primarily from a decrease in average depletion rates totaling $0.5 million.  The decrease in depletion rates was primarily the result of the composite of productive wells.

Impairment of Proved Properties.  During the three months ended June 30, 2009, the Fund recorded an impairment of $0.1 million related to Eugene Island 337.  During the six months ended June 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The impairment to West Cameron 77 was the result of additional asset retirement obligations. The Fund did not record any impairments to proved properties during the three and six months ended June 30, 2010.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, accretion expense, and dry-hole costs as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$128	$119	$249	$208
Accretion expense	4	5	8	10
Dry-hole costs	(3)	-	(3)	-
Workover expense	-	19	-	19
	$129	$143	$254	$237

Lease operating expense related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010 and 2009, the average production cost was $0.75 per mcfe and $0.86 per mcfe, respectively.  For the six months ended June 30, 2010 and 2009, the average production cost was $0.74 per mcfe and $0.69 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Workover expenses represent costs to restore or stimulate production of existing reserves of a proved property.  Workover expenses during the three and six months ended June 30, 2009 were attributable to West Delta 67.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$36	$40	$66	$74
Management reimbursement and other	20	20	41	42
Insurance expense	12	26	25	49
	$68	$86	$132	$165

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for each of the three and six months ended June 30, 2010 and 2009 was $7 thousand and $15 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $1.0 million, primarily related to revenue received of $1.3 million, partially offset by operating expenses paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $0.9 million, primarily related to revenue received of $1.2 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $1.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2009 were $2.7 million, related to capital expenditures for oil and gas properties of $2.2 million, inclusive of advances, and investments in the salvage fund of $0.4 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.3 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $0.6 million relating to its investment properties, of which $23 thousand is expected to be incurred during the next twelve months.  The Fund does not expect to participate in any additional investment properties.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At June 30, 2010, the Fund has commitments of $0.6 million that exceed, by $0.1 million, its current available working capital of $0.5 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Effective July 1, 2009, the Manager elected to permanently waive its right to distributions of available cash from operations for the remaining life of the Fund.  During the third quarter 2009, the Manager suspended Fund distributions to shareholders, which resumed in May 2010.  The Manager continues to evaluate the Fund’s ability to make distributions on a month-to-month basis.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	August 10, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)