Form 10-Q
period 2010-09-30
Ridgewood Energy M Fund LLC
filed 2010-11-08
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2010 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$604	$1,304
Production receivable	214	51
Other current assets	155	29
Total current assets	973	1,384
Salvage fund	2,045	2,025

Oil and gas properties:
Proved properties	10,168	9,982
Less: accumulated depletion and amortization	(5,387)	(3,503)
Total oil and gas properties, net	4,781	6,479
Total assets	$7,799	$9,888

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$56	$799
Asset retirement obligations	598	-
Accrued expenses	162	235
Total current liabilities	816	1,034

Asset retirement obligations	1,120	1,910
Total liabilities	1,936	2,944
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	313	60
Manager's total	(1,238)	(1,491)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(9,740)	(8,789)
Accumulated deficit	(53,449)	(53,066)
Shareholders' total	7,101	8,435
Total members' capital	5,863	6,944
Total liabilities and members' capital	$7,799	$9,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$760	$422	$2,355	$1,753

Expenses
Depletion and amortization	572	649	1,884	2,478
Dry-hole costs	72	1	69	1
Impairment of proved properties	-	-	-	611
Operating expenses	105	129	362	366
General and administrative expenses	61	75	193	240
Total expenses	810	854	2,508	3,696
Loss from operations	(50)	(432)	(153)	(1,943)
Other income
Interest income	8	7	23	22
Net loss	$(42)	$(425)	$(130)	$(1,921)

Manager Interest
Net income	$84	$26	$253	$143

Shareholder Interest
Net loss	$(126)	$(451)	$(383)	$(2,064)
Net loss per share	$(235)	$(842)	$(715)	$(3,853)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(130)	$(1,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	1,884	2,478
Dry-hole costs	69	1
Impairment of proved properties	-	611
Accretion expense	12	15
Changes in assets and liabilities:
Increase in production receivable	(163)	(5)
(Increase) decrease in other current assets	(25)	16
(Decrease) increase in due to operators	(15)	8
(Decrease) increase in accrued expenses	(73)	18
Settlement of asset retirement obligations	(204)	(18)
Net cash provided by operating activities	1,355	1,203

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(259)
Capital expenditures for oil and gas properties	(1,084)	(1,899)
Investments in salvage fund	(20)	(679)
Net cash used in investing activities	(1,104)	(2,837)

Cash flows from financing activities
Distributions	(951)	(749)
Net cash used in financing activities	(951)	(749)

Net decrease in cash and cash equivalents	(700)	(2,383)
Cash and cash equivalents, beginning of period	1,304	3,687
Cash and cash equivalents, end of period	$604	$1,304

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $0.3 million, of which $0.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund of $0.7 million, $0.2 million and $1.0 million which mature in November 2010, December 2010 and February 2012, respectively, that are classified as held-to-maturity investments.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.   Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators of $27 thousand and $0.8 million related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,910	$1,651
Liabilities incurred	-	285
Liabilities settled	(204)	-
Accretion expense	12	20
Revision to prior estimate	-	(46)
Balance, end of period	$1,718	$1,910

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

During the nine months ended September 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The impairment to West Cameron 77 was the result of additional asset retirement obligations.  The fair value of Eugene Island 337 and Vermilion 344 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments to its oil and gas properties during the three and nine months ended September 30, 2010, or during the three months ended September 30, 2009.

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

4.     Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010 and December 31, 2009, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $72 thousand and $69 thousand for the three and nine months ended September 30, 2010, respectively, related primarily to Eugene Island 364.  Dry-hole costs were $1 thousand during each of the three and nine months ended September 30, 2009.

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

6.    Related Parties

Effective October 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $60 thousand for each of the three and nine months ended September 30, 2010 and 2009, respectively, were included in general and administrative expenses.

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

7.    Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.    Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle.  At September 30, 2010, the Fund has commitments of $0.6 million that exceed, by $0.5 million, its current available working capital.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

The Manager performs certain duties on the Fund’s behalf including the ongoing management, administrative and advisory services associated with the Fund’s projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

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

Business Update
Information regarding the Fund’s ongoing projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	September 30, 2010	Budget	Status
Producing Properties		(in thousands)
Whistler Project	20.0%	$4,166	$4,166	Production commenced January 2010.
South Marsh Island 111	8.75%	$2,407	$2,670	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in December 2010 at an estimated cost of $0.3 million.
West Delta 67	8.75%	$1,176	$1,215
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $26 thousand. An additional recompletion is expected to commence in November 2010 at an estimated cost of $39 thousand.

West Delta 68	8.75%	$1,824	$2,139	Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $36 thousand. An additional recompletion is planned for 2011 at an estimated cost of $0.3 million.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$760	$422	$2,355	$1,753

Expenses
Depletion and amortization	572	649	1,884	2,478
Dry-hole costs	72	1	69	1
Impairment of proved properties	-	-	-	611
Operating expenses	105	129	362	366
General and administrative expenses	61	75	193	240
Total expenses	810	854	2,508	3,696
Loss from operations	(50)	(432)	(153)	(1,943)
Other income
Interest income	8	7	23	22
Net loss	$(42)	$(425)	$(130)	$(1,921)

Overview. During 2010, the Fund had four producing wells, including the Whistler Project, which commenced production in January 2010.  During 2009, the Fund had six producing wells, including three wells that were determined to be fully depleted at December 31, 2009.

During the three and nine months ended September 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the impact of temporary shut-ins.  During the nine months ended September 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.  Additional recompletions to access behind the pipe reserves for West Delta 67 and West Delta 68 are expected to commence in November 2010 and October 2011, respectively.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2010 was $0.8 million, a $0.3 million increase from the three months ended September 30, 2009.  The increase is attributable to an increase in sales volumes totaling $0.2 million coupled with the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels for each of the three months ended September 30, 2010 and 2009.  The Fund’s oil prices averaged $76 per barrel and $66 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 142 thousand mcf and 102 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.17 per mcf and $3.12 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for the nine months ended September 30, 2010 was $2.4 million, a $0.6 million increase from the nine months ended September 30, 2009.  The increase is attributable to an increase in sales volumes totaling $0.3 million coupled with the impact of increased average prices totaling $0.3 million.

Oil sales volumes were 2 thousand barrels and 5 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $52 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 436 thousand mcf and 368 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.35 per mcf and $3.80 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

The decrease in oil volumes for the nine months ended September 30, 2010 was attributable to decreased production rates for the Fund’s wells due to natural declines in production, the impact of fully depleted wells, and lower production volumes for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.   See “Overview” above for additional information.

The increases in gas volumes for the three and nine months ended September 30, 2010 were primarily attributable to the onset of production of the Whistler Project in January 2010, partially offset by decreased production rates for the Fund’s wells due to natural declines in production, as well as the impact of fully depleted wells.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.6 million and $1.9 million, respectively, a decrease of $0.1 million and $0.6 million from the three and nine months ended September 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $0.3 million, partially offset by the increase in production volumes totaling $0.2 million.  The decrease in the nine month period resulted primarily from a decrease in average depletion rates totaling $0.8 million, partially offset by the increase in production volumes totaling $0.2 million.  The decreases in depletion rates were primarily the result of the composite of productive wells.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $72 thousand and $69 thousand for the three and nine months ended September 30, 2010, respectively, related primarily to Eugene Island 364.  Dry-hole costs were $1 thousand during each of the three and nine months ended September 30, 2009.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded impairments totaling $0.6 million related to Eugene Island 337, Vermilion 344 and West Cameron 77.  The impairments to Eugene Island 337 and Vermilion 344 were a result of lower oil and gas commodity prices.  The impairment to West Cameron 77 was the result of additional asset retirement obligations. The Fund did not record any impairments to proved properties during the three and nine months ended September 30, 2010, or during the three months ended September 30, 2009.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$101	$118	$350	$326
Accretion expense	4	5	12	15
Workover expense	-	6	-	25
	$105	$129	$362	$366

Lease operating expense related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, the average production cost was $0.61 per mcfe and $1.04 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, the average production cost was $0.70 per mcfe and $0.78 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover expenses, attributable to West Delta 67 and West Delta 68, represent costs to restore or stimulate production of existing reserves of a proved property.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$25	$38	$91	$112
Management reimbursement and other	20	20	61	62
Insurance expense	16	17	41	66
	$61	$75	$193	$240

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well insurance, which varies dependent upon the number of wells producing, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $8 thousand for the three months ended September 30, 2010, a $1 thousand increase from the three months ended September 30, 2009.  Interest income was $23 thousand for the nine months ended September 30, 2010, a $1 thousand increase from the nine months ended September 30, 2009.  The increases were primarily a result of an increase in average outstanding balances earning interest within the salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $1.4 million, primarily related to revenue received of $2.2 million, partially offset by operating expenses of $0.4 million, general and administrative expenses of $0.2 million and settlement of asset retirement obligations of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.2 million, primarily related to revenue received of $1.7 million, partially offset by operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $1.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $2.8 million, primarily related to capital expenditures for oil and gas properties of $2.2 million, inclusive of advances, and investments in the salvage fund of $0.7 million, inclusive of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.0 million, related to shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $0.6 million relating to its investment properties, of which $0.3 million is expected to be spent during the next twelve months.  The Fund does not expect to participate in any additional investment properties.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At September 30, 2010, the Fund has commitments of $0.6 million that exceed, by $0.5 million, its current available working capital.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	November 8, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)