Form 10-Q
period 2011-06-30
Ridgewood Energy M Fund LLC
filed 2011-08-08
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 8, 2011 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$454	$421
Production receivable	38	131
Other current assets	118	39
Salvage fund	1,139	-
Total current assets	1,749	591
Salvage fund	-	1,777
Oil and gas properties:
Advances to operators for working interests and expenditures	-	156
Proved properties	6,565	10,430
Less: accumulated depletion and amortization	(2,719)	(6,983)
Total oil and gas properties, net	3,846	3,603
Total assets	$5,595	$5,971

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$92	$96
Asset retirement obligations	971	862
Accrued expenses	153	96
Total current liabilities	1,216	1,054
Asset retirement obligations	926	863
Total liabilities	2,142	1,917

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	328	324
Manager's total	(1,223)	(1,227)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(10,502)	(10,178)
Accumulated deficit	(55,112)	(54,831)
Shareholders' total	4,676	5,281
Total members' capital	3,453	4,054
Total liabilities and members' capital	$5,595	$5,971

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$84	$760	$274	$1,595

Expenses
Depletion and amortization	49	604	98	1,312
Impairments of oil and gas properties	255	-	275	-
Operating expenses	79	129	69	254
General and administrative expenses	70	68	123	132
Total expenses	453	801	565	1,698
Loss from operations	(369)	(41)	(291)	(103)
Interest income	7	7	14	15
Net loss	$(362)	$(34)	$(277)	$(88)

Manager Interest
Net (loss) income	$(7)	$78	$4	$169

Shareholder Interest
Net loss	$(355)	$(112)	$(281)	$(257)
Net loss per share	$(663)	$(209)	$(525)	$(480)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(277)	$(88)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	98	1,312
Impairments of oil and gas properties	275	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	93	(267)
(Increase) decrease in other current assets	(51)	24
(Decrease) increase in due to operators	(32)	69
Increase (decrease) in accrued expenses	24	(34)
Settlement of asset retirement obligations	(70)	-
Net cash provided by operating activities	60	1,016

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(11)
Capital expenditures for oil and gas properties	(341)	(1,127)
Proceeds from (investments in) salvage fund, net	638	(13)
Net cash provided by (used in) investing activities	297	(1,151)

Cash flows from financing activities
Distributions	(324)	(290)
Net cash used in financing activities	(324)	(290)

Net increase (decrease) in cash and cash equivalents	33	(425)
Cash and cash equivalents, beginning of period	421	1,304
Cash and cash equivalents, end of period	$454	$879

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$156	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $0.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $32 thousand and $4 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2011 and the year ended December 31, 2010.

	2011	2010
	(in thousands)
Balance, beginning of period	$1,725	$1,910
Liabilities incurred	406	-
Liabilities settled	(234)	(204)
Accretion expense	-	19
Balance, end of period	$1,897	$1,725

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During each of the three and six months ended June 30, 2011, the Fund recorded impairments of oil and gas properties totaling $0.3 million, which were attributable to net adjustments to asset retirement obligations for fully depleted wells.  There were no impairments during the three and six months ended June 30, 2010.

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

4.  Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had dry-hole costs of $39 thousand and credits to dry-hole costs of $36 thousand, for the three and six months ended June 30, 2011, respectively.  The Fund had credits to dry-hole costs of $3 thousand for each of the three and six months ended June 30, 2010.  Dry-hole expenses and credits are included in the statement of operations under the caption “Operating expenses.”

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

6.  Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital.  During 2007, the Manager waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended June 30, 2011 and 2010, respectively, and $20 thousand and $40 thousand for the six months ended June 30, 2011 and 2010, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle.  At June 30, 2011, the Fund had commitments related to its investment properties totaling $18 thousand, none of which is expected to be spent within the next twelve months.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 2, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
Producing Properties		(in thousands)
South Marsh Island 111	8.75%	$2,761	$2,770
Production commenced in 2009.  Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.4 million.  Well expected to be shut-in for two months during third quarter 2011 for pipeline maintenance.  Minor recompletion is also planned for 2012 at an estimated cost of $9 thousand.

West Delta 68	8.75%	$2,080	$2,089	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $9 thousand.
Fully Depleted
Whistler Project	20.0%	$4,166	N/A	Production commenced January 2010. In March 2011, production for this well was terminated by the production facility.
West Delta 67	8.75%	$1,326	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.
Conveyances
West Cameron 57	12.5%	$4,768	N/A	Production commenced in 2008. Working interest conveyed to operator effective February 1, 2011. See discussion below.

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$84	$760	$274	$1,595

Expenses
Depletion and amortization	49	604	98	1,312
Impairments of oil and gas properties	255	-	275	-
Operating expenses	79	129	69	254
General and administrative expenses	70	68	123	132
Total expenses	453	801	565	1,698
Loss from operations	(369)	(41)	(291)	(103)
Interest income	7	7	14	15
Net loss	$(362)	$(34)	$(277)	$(88)

Overview.  During the three months ended June 30, 2011, the Fund had two wells that produced for a total of 136 days, compared to four wells that produced for a total of 276 days during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund had three wells that produced for a total of 310 days, compared to four wells that produced for a total of 586 days during the six months ended June 30, 2010.   During the three months ended June 30, 2011, the Fund's wells' production rate averaged 81 mcfe/producing day, compared to 604 mcfe/producing day during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 128 mcfe/producing day, compared to 565 mcfe/producing day during the six months ended June 30, 2010.  The decreases in total production days and average mcfe/producing day were principally related to two of Fund’s wells reaching the end of their economic life during the first quarter and second quarter of 2011.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2011 was $0.1 million, a $0.7 million decrease from the three months ended June 30, 2010.  The decrease is primarily attributable to a decrease in sales volumes.

Oil sales volumes were 358 barrels and 1 thousand barrels during the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $111 per barrel during the three months ended June 30, 2011 compared to $77 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 8 thousand mcf and 150 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.63 per mcf during the three months ended June 30, 2011 compared to $4.21 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $0.3 million, a $1.3 million decrease from the six months ended June 30, 2010.  The decrease is primarily attributable to a decrease in sales volumes totaling $1.4 million, partially offset by the net impact of the change in average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels for each of the six months ended June 30, 2011 and 2010.  The Fund’s oil prices averaged $100 per barrel during the six months ended June 30, 2011 compared to $77 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 28 thousand mcf and 298 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.23 per mcf during the six months ended June 30, 2011 compared to $4.46 per mcf during the six months ended June 30, 2010.

The decreases in volumes were principally related to two of Fund’s wells reaching the end of their economic life during the first quarter and second quarter of 2011.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $49 thousand and $0.1 million, respectively, a decrease of $0.6 million and $1.2 million from the three and six months ended June 30, 2010, respectively.  The decreases were primarily due to decreased production volumes.

Impairments of Oil and Gas Properties. During each of the three and six months ended June 30, 2011, the Fund recorded impairments of oil and gas properties totaling $0.3 million, relating to asset retirement obligations for fully depleted wells.  During the three months ended June 30, 2011, an impairment of $0.3 million related to the Whistler Project.  During the six months ended June 30, 2011, impairments totaling $0.4 million relating to the Whistler Project were partially offset by a credit of $0.2 million, relating to the conveyance of West Cameron 57 to its operator.  There were no impairments during the three and six months ended June 30, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$40	$128	$105	$249
Dry-hole costs and other	39	1	(36)	5
	$79	$129	$69	$254

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $3.59 per mcfe and $2.66 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.75 per mcfe and $0.74 per mcfe during the three and six months ended June 30, 2010, respectively.   Dry-hole costs include capitalized exploratory well costs that are expensed in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$28	$36	$54	$66
Insurance expense	32	12	48	25
Management reimbursement and other	10	20	21	41
	$70	$68	$123	$132

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $7 thousand and $14 thousand for the three and six months ended June 30, 2011, compared to $7 thousand and $15 thousand for the three and six months ended June 30, 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $0.1 million, primarily related to revenue received of $0.4 million, partially offset by operating expenses paid of $0.2 million, general and administrative expenses of $0.1 million and settlements of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $1.0 million, primarily related to revenue received of $1.3 million, partially offset by operating expenses paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $0.3 million, primarily related to proceeds from the salvage fund totaling $0.6 million, partially offset by capital expenditures for oil and gas properties of $0.3 million.

Cash flows used in investing activities for the six months ended June 30, 2010 were $1.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $0.3 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.3 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $18 thousand relating to its investment properties, none of which is expected to be spent during the next twelve months.  See “Liquidity Needs” below.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At June 30, 2011, the Fund has commitments related to its investment properties totaling $18 thousand.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Based upon the Fund’s current cash flow needs and projections, the Manager suspended Fund distributions to shareholders during the second quarter 2011.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY M FUND, LLC
Dated:	August 8, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)