Form 10-Q
period 2011-09-30
Ridgewood Energy M Fund LLC
filed 2011-11-08
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2011 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$97	$421
Production receivable	23	131
Other current assets	130	39
Salvage fund	1,045	-
Total current assets	1,295	591
Salvage fund	-	1,777
Oil and gas properties:
Advances to operators for working interests and expenditures	-	156
Proved properties	6,717	10,430
Less: accumulated depletion and amortization	(2,812)	(6,983)
Total oil and gas properties, net	3,905	3,603
Total assets	$5,200	$5,971

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to Manager (Note 3)	$295	$-
Asset retirement obligations	131	862
Accrued expenses	343	192
Total current liabilities	769	1,054
Asset retirement obligations	925	863
Total liabilities	1,694	1,917

Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	336	324
Manager's total	(1,215)	(1,227)
Shareholders:
Capital contributions (834 shares authorized; 535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(10,502)	(10,178)
Accumulated deficit	(55,067)	(54,831)
Shareholders' total	4,721	5,281
Total members' capital	3,506	4,054
Total liabilities and members' capital	$5,200	$5,971

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$143	$760	$417	$2,355

Expenses
Depletion and amortization	94	572	192	1,884
Dry-hole costs	12	72	(24)	69
Impairments of oil and gas properties	(94)	-	181	-
Operating expenses	35	105	140	362
General and administrative expenses	50	61	173	193
Total expenses	97	810	662	2,508
Income (loss) from operations	46	(50)	(245)	(153)
Interest income	7	8	21	23
Net income (loss)	$53	$(42)	$(224)	$(130)

Manager Interest
Net income	$8	$84	$12	$253

Shareholder Interest
Net income (loss)	$45	$(126)	$(236)	$(383)
Net income (loss) per share	$84	$(235)	$(441)	$(715)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(224)	$(130)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depletion and amortization	192	1,884
Dry-hole costs	(24)	69
Impairments of oil and gas properties	181	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	108	(163)
Increase in other current assets	-	(25)
Increase (decrease) in accrued expenses	18	(76)
Settlements of asset retirement obligations	(817)	(204)
Net cash (used in) provided by operating activities	(566)	1,355

Cash flows from investing activities
Capital expenditures for oil and gas properties	(461)	(1,084)
Proceeds from (investments in) salvage fund, net	732	(20)
Net cash provided by (used in) investing activities	271	(1,104)

Cash flows from financing activities
Distributions	(324)	(951)
Advance from Manager	295	-
Net cash used in financing activities	(29)	(951)

Net decrease in cash and cash equivalents	(324)	(700)
Cash and cash equivalents, beginning of period	421	1,304
Cash and cash equivalents, end of period	$97	$604

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$156	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 5.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $25 thousand, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund and the Fund may elect to use amounts from the salvage fund to provide for operational needs.

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

At September 30, 2011 and December 31, 2010, amounts recorded in accrued expenses totaling $0.1 million and $4 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Balance, beginning of period	$1,725	$1,910
Liabilities incurred	406	-
Liabilities settled	(1,075)	(204)
Accretion expense	-	19
Balance, end of period	$1,056	$1,725

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the three and nine months ended September 30, 2011, the Fund recorded credits to impairments of oil and gas properties totaling $0.1 million and impairments of oil and gas properties totaling $0.2 million, respectively, which were attributable to net adjustments to asset retirement obligations for fully depleted wells.  There were no impairments during the three and nine months ended September 30, 2010.

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

During 2009, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.  During the second quarter 2011, the Manager suspended Fund distributions to shareholders and does not currently expect to resume distributions until such time that production levels provide available cash for distribution.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had dry-hole costs of $12 thousand and credits to dry-hole costs of $24 thousand for the three and nine months ended September 30, 2011, respectively.  The Fund had dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.

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

3.  Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital.  During 2007, the Manager waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended September 30, 2011 and 2010, respectively, and $30 thousand and $60 thousand for the nine months ended September 30, 2011 and 2010, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  During the third quarter 2011, in order to meet its working capital and operational needs, the Manager advanced the Fund $0.3 million, which is reflected on the balance sheet within “Due to Manager” at September 30, 2011.  There were no such amounts outstanding at December 31, 2010.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

4.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund, due to Manager and accrued expenses approximate fair value.

5.  Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle.  At September 30, 2011, the Fund has commitments related to its investment properties totaling $18 thousand.  Based upon its current reserve estimates, the Fund expects that its cash flows from operations may be supplemented with advances from the Manager to cover the Fund’s commitments and operations. The Fund expects cash flows from operations will be sufficient to repay the Manager such advances and cover its commitments and ongoing operations for the next 12 months.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  The Fund may borrow from the Manager in the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

6.  Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	September 30, 2011	Budget	Status
Producing Properties		(in thousands)
South Marsh Island 111	8.75%	$2,856	$2,865
Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.4 million. Well was shut-in for pipeline maintenance from August 2011 through late-October 2011.  Minor recompletion is also planned for 2012 at an estimated cost of $9 thousand.

West Delta 68	8.75%	$2,080	$2,089	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $9 thousand.
Fully Depleted
Whistler Project	20.0%	$4,166	N/A	Production commenced January 2010. In March 2011, production for this well was terminated by the production facility. Well was plugged and abandoned in third quarter 2011 at a cost of $0.5 million.

West Delta 67	8.75%	$1,382	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.
Conveyances
West Cameron 57	12.5%	$4,768	N/A	Production commenced in 2008. Working interest conveyed to operator effective February 1, 2011. See discussion below.

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$143	$760	$417	$2,355
Expenses
Depletion and amortization	94	572	192	1,884
Dry-hole costs	12	72	(24)	69
Impairments of oil and gas properties	(94)	-	181	-
Operating expenses	35	105	140	362
General and administrative expenses	50	61	173	193
Total expenses	97	810	662	2,508
Income (loss) from operations	46	(50)	(245)	(153)
Interest income	7	8	21	23
Net income (loss)	$53	$(42)	$(224)	$(130)

Overview.   The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	2	4	3	4
Total number of production days	139	307	449	893
Average mcfe per production day	142	508	132	545

During the three months ended September 30, 2011, the decreases in production days and average production rate were principally attributable to the number of productive wells.  During the nine months ended September 30, 2011, the decreases in production days and average production rate were principally attributable to the composite of productive wells coupled with an increase in the number of non-productive days related to maintenance activities.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2011 was $0.1 million, a $0.6 million decrease from the three months ended September 30, 2010.  The decrease is principally attributable to decreased sales volumes.

Oil and gas revenue for the nine months ended September 30, 2011 was $0.4 million, a $1.9 million decrease from the nine months ended September 30, 2010.  The decrease is principally attributable to decreased sales volumes.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	1	1	2	2
Average oil price per barrel	$103	$76	$101	$76
Gas sales in thousands of mcfs	14	142	42	436
Average gas price per mcf	$4.32	$4.17	$4.21	$4.35

The decreases in gas volumes were primarily related to a reduction in the number of productive wells.  See “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $0.1 million and $0.2 million, respectively, a decrease of $0.5 million and $1.7 million from the three and nine months ended September 30, 2010, respectively.  The decreases were primarily due to decreased production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had dry-hole costs of $12 thousand and credits to dry-hole costs of $24 thousand for the three and nine months ended September 30, 2011, respectively.  The Fund had dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.

Impairments of Oil and Gas Properties. During the three months ended September 30, 2011, the Fund recorded credits to impairments of oil and gas properties totaling $0.1 million which were attributable to adjustments to asset retirement obligations for the Whistler Project.  During nine months ended September 30, 2011, the Fund recorded impairments of oil and gas properties totaling $0.2 million, relating to asset retirement obligations for fully depleted wells.  Impairments totaling $0.3 million relating to the Whistler Project were partially offset by a credit of $0.2 million, relating to the conveyance of West Cameron 57 to its operator.  There were no impairments during the three and nine months ended September 30, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$35	$101	$140	$350
Other	-	4	-	12
	$35	$105	$140	$362

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.76 per mcfe and $2.36 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.61 per mcfe and $0.70 per mcfe during the three and nine months ended September 30, 2010, respectively.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$29	$25	$83	$91
Insurance expense	11	16	59	41
Management reimbursement and other	10	20	31	61
	$50	$61	$173	$193

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $7 thousand and $21 thousand for the three and nine months ended September 30, 2011, respectively, compared to $8 thousand and $23 thousand for the three and nine months ended September 30, 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2011 were $0.6 million, primarily related to settlements of asset retirement obligations of $0.8 million, general and administrative expenses paid of $0.2 million and operating expenses paid of $0.1 million, partially offset by revenue received of $0.5 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $1.4 million, primarily related to revenue received of $2.2 million, partially offset by operating expenses of $0.4 million, general and administrative expenses of $0.2 million and settlement of asset retirement obligations of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $0.3 million, primarily related to proceeds from the salvage fund totaling $0.7 million, partially offset by capital expenditures for oil and gas properties of $0.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $1.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $29 thousand, primarily related to shareholder distributions of $0.3 million, partially offset by an advance received from the Manager of $0.3 million.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.0 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  At September 30, 2011, the Fund had committed to spend an additional $18 thousand relating to its investment properties, none of which is expected to be spent during the next twelve months.  See “Liquidity Needs” below.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund has reached the end of its investment cycle.  The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Based upon its current reserve estimates, the Fund expects that its cash flows from operations may be supplemented with advances from the Manager to cover the Fund’s commitments and operations. During the third quarter 2011, in order to meet its working capital and operational needs, the Manager advanced the Fund $0.3 million. The Fund expects cash flows from operations will be sufficient to repay the Manager such advances and cover its commitments and ongoing operations for the next 12 months.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  The Fund may borrow from the Manager in the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  During 2009, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.  During the second quarter 2011, the Manager suspended Fund distributions to shareholders and does not currently expect to resume distributions until such time that production levels provide available cash for distribution.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY M FUND, LLC

Dated:	November 8, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)