Form 10-Q
period 2012-03-31
Ridgewood Energy M Fund LLC
filed 2012-05-09
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number: 000-51268

RIDGEWOOD ENERGY M FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4285167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No   ☒

As of May 9, 2012 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$205	$169
Salvage fund	-	101
Production receivable	43	62
Other current assets	50	93
Total current assets	298	425
Salvage fund	836	635
Oil and gas properties:
Proved properties	6,654	6,658
Less: accumulated depletion and amortization	(3,042)	(2,932)
Total oil and gas properties, net	3,612	3,726
Total assets	$4,746	$4,786

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$111	$96
Asset retirement obligations	-	101
Total current liabilities	111	197
Asset retirement obligations	1,154	1,053
Total liabilities	1,265	1,250
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	355	349
Manager's total	(1,196)	(1,202)
Shareholders:
Capital contributions (834 shares authorized;
535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(10,502)	(10,502)
Accumulated deficit	(55,111)	(55,050)
Shareholders' total	4,677	4,738
Total members' capital	3,481	3,536
Total liabilities and members' capital	$4,746	$4,786

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$156	$190

Expenses
Depletion and amortization	110	49
Dry-hole costs	(11)	(75)
Impairment of oil and gas properties	-	20
Operating expenses	66	65
General and administrative expenses	46	53
Total expenses	211	112
(Loss) income from operations	(55)	78
Interest income	-	7
Net (loss) income	$(55)	$85

Manager Interest
Net income	$6	$11

Shareholder Interest
Net (loss) income	$(61)	$74
Net (loss) income per share	$(114)	$138

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(55)	$85
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	110	49
Dry-hole costs	(11)	(75)
Impairment of oil and gas properties	-	20
Changes in assets and liabilities:
Decrease in production receivable	19	96
Decrease in other current assets	58	15
Increase (decrease) in accrued expenses	15	(48)
Net cash provided by operating activities	136	142

Cash flows from investing activities
Credits for capital investment properties	-	4
(Investments in) proceeds from salvage fund, net	(100)	645
Net cash (used in) provided by investing activities	(100)	649

Cash flows from financing activities
Distributions	-	(183)
Net cash used in financing activities	-	(183)

Net increase in cash and cash equivalents	36	608
Cash and cash equivalents, beginning of period	169	421
Cash and cash equivalents, end of period	$205	$1,029

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$156

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 5.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $0.8 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

At March 31, 2012, the Fund has estimated asset retirement obligations of $1.2 million, which exceed its salvage fund by $0.3 million. The Manager may transfer additional amounts from the Fund’s operating income to the salvage fund in order to meet its asset retirement obligations. There are no restrictions on withdrawals from the salvage fund and the Fund may elect to use amounts from the salvage fund to provide for operational needs.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  There were no impairments during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Fund recorded within impairments of oil and gas properties amounts totaling $20 thousand, which were attributable to net adjustments to asset retirement obligations for fully depleted wells, which included a conveyance of the West Cameron 57 asset retirement obligation.  See Note 2. “Oil and Gas Properties,” for more information on the conveyance of West Cameron 57.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $11 thousand and $75 thousand during the three months ended March 31, 2012 and 2011, respectively.

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

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand for each of the three months ended March 31, 2012 and 2011.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, production receivable, and accrued expenses approximate fair value.

5.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle.  As of March 31, 2012, the Fund had committed to spend an additional $18 thousand related to its investment properties, of which $9 thousand is expected to be spent during the next twelve months. The Fund expects to make additional contributions of $0.3 million to its salvage fund.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. The Fund may borrow from the Manager in the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

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
		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	8.75%	$2,757	$2,766	Production commenced in 2009. Minor recompletion is planned for 2013 at an estimated cost of $9 thousand.

West Delta 68	8.75%	$2,073	$2,082	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $9 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.
	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$156	$190

Expenses
Depletion and amortization	110	49
Dry-hole costs	(11)	(75)
Impairment of oil and gas properties	-	20
Operating expenses	66	65
General and administrative expenses	46	53
Total expenses	211	112
(Loss) income from operations	(55)	78
Interest income	-	7
Net (loss) income	$(55)	$85

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.
	Three months ended March 31,
	2012	2011
Number of wells producing	2	5
Total number of production days	151	174
Average mcfe per production day	127	162
Oil sales (in barrels)	916	989
Average oil price per barrel	$111	$96
Gas sales (in thousands of mcfs)	12	21
Average gas price per mcf	$2.68	$4.16

The decreases in production days, average production rate and sales volumes were principally attributable to the number of wells producing, partially offset by a decrease in the number of non-productive days related to maintenance activities.  The working interest in West Cameron 57 was conveyed to its operator effective February 1, 2011.  The Whistler Project and West Delta 67 were determined to by fully depleted during the first and second quarter of 2011, respectively.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $156 thousand, a $34 thousand decrease from the three months ended March 31, 2011.  The decrease is principally attributable to decreased sales volume coupled with the impact of decreased gas prices.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $110 thousand, an increase of $61 thousand from the three months ended March 31, 2011, which was principally due to the composite of productive wells.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $11 thousand and $75 thousand during the three months ended March 31, 2012 and 2011, respectively.

Impairment of Oil and Gas Properties.  There were no impairments of oil and gas properties during the three months ended March 31, 2012.  During the three months ended March 31, 2011, the Fund recorded within impairments of oil and gas properties amounts totaling $20 thousand, relating to revisions to asset retirement obligations for fully depleted wells. An impairment of $0.2 million, relating to the Whistler Project, was partially offset by a credit of $0.2 million, relating to the conveyance of West Cameron 57 to its operator.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells. During the three months ended March 31, 2012 and 2011, operating expenses of $66 thousand and $65 thousand, respectively, related to lease operating expenses for the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $3.42 per mcfe during the three months ended March 31, 2012 compared to $2.33 per mcfe during the three months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Accounting fees	$26	$26
Insurance expense	10	16
Management reimbursement and other	10	11
	$46	$53

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. The Fund did not record interest income during the three months ended March 31, 2012.  Interest income for the three months ended March 31, 2011 was $7 thousand.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $0.1 million, primarily related to revenue received of $0.2 million, partially offset by operating and general and administrative expenses paid.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $0.1 million, primarily related to revenue received of $0.3 million, partially offset by operating and general and administrative expenses paid totaling $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2012 were $0.1 million, related to investments in the salvage fund.

Cash flows provided by investing activities for the three months ended March 31, 2011 were $0.6 million, primarily related to proceeds from the salvage fund.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2012.

Cash flows used in financing activities for the three months ended March 31, 2011 were $0.2 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2012, the Fund had committed to spend an additional $18 thousand related to its investment properties, of which $9 thousand is expected to be spent during the next twelve months. See “Liquidity Needs” below.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain. The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund has reached the end of its investment cycle.  The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties. The Fund expects to make additional contributions of $0.3 million to its salvage fund. Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.           CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY M FUND, LLC

Dated: May 9, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)