Form 10-Q
period 2012-06-30
Ridgewood Energy M Fund LLC
filed 2012-08-07
CIK 1302834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2012
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
 Yes  ☐    No  ☒

As of August 7, 2012 the Fund had 535.6818 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$40	$169
Salvage fund	515	101
Production receivable	14	62
Other current assets	2	93
Total current assets	571	425
Salvage fund	477	635
Oil and gas properties:
Proved properties	6,655	6,658
Less: accumulated depletion and amortization	(3,085)	(2,932)
Total oil and gas properties, net	3,570	3,726
Total assets	$4,618	$4,786

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$88	$96
Asset retirement obligations	515	101
Total current liabilities	603	197
Asset retirement obligations	639	1,053
Total liabilities	1,242	1,250
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(1,551)	(1,551)
Retained earnings	346	349
Manager's total	(1,205)	(1,202)
Shareholders:
Capital contributions (834 shares authorized;
535.6818 issued and outstanding)	78,887	78,887
Syndication costs	(8,597)	(8,597)
Distributions	(10,502)	(10,502)
Accumulated deficit	(55,207)	(55,050)
Shareholders' total	4,581	4,738
Total members' capital	3,376	3,536
Total liabilities and members' capital	$4,618	$4,786

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$50	$84	$206	$274

Expenses
Depletion and amortization	43	49	153	98
Impairment of oil and gas properties	-	255	-	275
Operating expenses	56	79	111	69
General and administrative expenses	56	70	102	123
Total expenses	155	453	366	565
Loss from operations	(105)	(369)	(160)	(291)
Interest income	-	7	-	14
Net loss	$(105)	$(362)	$(160)	$(277)

Manager Interest
Net (loss) income	$(9)	$(7)	$(3)	$4

Shareholder Interest
Net loss	$(96)	$(355)	$(157)	$(281)
Net loss per share	$(179)	$(663)	$(293)	$(525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY M FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(160)	$(277)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	153	98
Impairment of oil and gas properties	-	275
Changes in assets and liabilities:
Decrease in production receivable	48	93
Decrease (increase) in other current assets	69	(51)
Decrease in accrued expenses	(12)	(8)
Settlement of asset retirement obligations	-	(70)
Net cash provided by operating activities	98	60

Cash flows from investing activities
Credits (expenditures) for capital investment - oil and gas properties	29	(341)
(Investments in) proceeds from salvage fund, net	(256)	638
Net cash (used in) provided by investing activities	(227)	297

Cash flows from financing activities
Distributions	-	(324)
Net cash used in financing activities	-	(324)

Net (decrease) increase in cash and cash equivalents	(129)	33
Cash and cash equivalents, beginning of period	169	421
Cash and cash equivalents, end of period	$40	$454

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$156

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.0 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

At June 30, 2012, the Fund has estimated asset retirement obligations of $1.2 million, which exceed its salvage fund by $0.2 million. The Manager may transfer additional amounts from the Fund’s operating income to the salvage fund in order to meet its asset retirement obligations. There are no restrictions on withdrawals from the salvage fund and the Fund may elect to use amounts from the salvage fund to provide for operational needs.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  There were no impairments during the three and six months ended June 30, 2012. During each of the three and six months ended June 30, 2011, the Fund recorded within impairments of oil and gas properties amounts totaling $0.3 million, which were attributable to net adjustments to asset retirement obligations for fully depleted wells, which included a conveyance of the West Cameron 57 asset retirement obligation.  See Note 2. “Oil and Gas Properties,” for more information on the conveyance of West Cameron 57.

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

2.           Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs were $2 thousand and $39 thousand during the three months ended June 30, 2012 and 2011, respectively.  The Fund recorded credits to dry-hole costs of $9 thousand and $36 thousand during the six months ended June 30, 2012 and 2011, respectively.  Dry-hole expenses and credits are included in the statement of operations under the caption “Operating expenses.”

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

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for each of the three and six months ended June 30, 2012 and 2011, respectively.

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

4.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, production receivable, and accrued expenses approximate fair value.

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle.  As of June 30, 2012, the Fund had committed to spend an additional $9 thousand related to its investment properties. The Fund expects to make additional contributions of $0.2 million to its salvage fund.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. The Fund may borrow from the Manager in the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
(in thousands)
Producing Properties
South Marsh Island 111	8.75%	$2,762	$2,762	Production commenced in 2009. Well underwent a recompletion during second quarter 2012 at a cost of $5 thousand.
West Delta 68	8.75%	$2,073	$2,082	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $9 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$50	$84	$206	$274

Expenses
Depletion and amortization	43	49	153	98
Impairment of oil and gas properties	-	255	-	275
Operating expenses	56	79	111	69
General and administrative expenses	56	70	102	123
Total expenses	155	453	366	565
Loss from operations	(105)	(369)	(160)	(291)
Interest income	-	7	-	14
Net loss	$(105)	$(362)	$(160)	$(277)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	2	2	2	3
Total number of production days	146	136	298	310
Average mcfe per production day	43	81	84	128
Oil sales (in barrels)	429	358	1,333	1,345
Average oil price per barrel	$109	$111	$110	$100
Gas sales (in thousands of mcfs)	3	8	15	28
Average gas price per mcf	$2.29	$4.63	$2.57	$4.23

The increase in production days during the three month period was due to a decrease in the number of non-productive days related to maintenance activities.  The decrease in production days during the six month period was primarily due to the number of producing wells.  The production rates and oil and gas sales volumes were impacted by the number of wells producing coupled with the total number of productive days.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $50 thousand, a $34 thousand decrease from the three months ended June 30, 2011.  The decrease is principally attributable to decreased gas sales volume, partially offset by increased oil sales volume.

Oil and gas revenue for the six months ended June 30, 2012 was $0.2 million, a $68 thousand decrease from the six months ended June 30, 2011.  The decrease is principally attributable to decreased oil and gas sales volumes.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $43 thousand and $0.2 million, respectively, a decrease of $6 thousand and an increase of $55 thousand from the three and six months ended June 30, 2011, respectively. The decrease during the three month period was principally due to decreased production volume.  The increase during the six month period was principally due to the composite of productive wells.

Impairment of Oil and Gas Properties.  There were no impairments of oil and gas properties during the three and six months ended June 30, 2012.  During each of the three and six months ended June 30, 2011, the Fund recorded within impairments of oil and gas properties amounts totaling $0.3 million, relating to revisions to asset retirement obligations for fully depleted wells.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$41	$40	$107	$105
Workover expense	13	-	13	-
Dry-hole costs	2	39	(9)	(36)
	$56	$79	$111	$69

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $6.66 per mcfe and $4.28 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $3.59 per mcfe and $2.66 per mcfe during the three and six months ended June 30, 2011, respectively.  Workover expense, which was related to West Delta 68, represents costs to restore or stimulate production of existing reserves.  Dry-hole costs include capitalized exploratory well costs that are expensed in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$41	$28	$67	$54
Management reimbursement and other	10	10	20	21
Insurance expense	5	32	15	48
	$56	$70	$102	$123

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. The Fund did not record interest income during the three and six months ended June 30, 2012. Interest income for the three and six months ended June 30, 2011 was $7 thousand and $14 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $0.1 million, primarily related to revenue received of $0.3 million, partially offset by general and administrative expenses paid of $0.1 million and operating expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $0.1 million, primarily related to revenue received of $0.4 million, partially offset by operating expenses paid of $0.2 million, general and administrative expenses of $0.1 million and settlements of asset retirement obligations of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $0.2 million, primarily related to investments in the salvage fund of $0.3 million, partially offset by credits received for capital investment properties of $29 thousand.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $0.3 million, primarily related to proceeds from the salvage fund totaling $0.6 million, partially offset by capital expenditures for oil and gas properties of $0.3 million.

Financing Cash Flows
There were no cash flows from financing activities for the six months ended June 30, 2012.

Cash flows used in financing activities for the six months ended June 30, 2011 were $0.3 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2012, the Fund had committed to spend an additional $9 thousand related to its investment properties.   See “Liquidity Needs” below.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain. The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund has reached the end of its investment cycle.  The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties. The Fund expects to make additional contributions of $0.2 million to its salvage fund. Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY M FUND, LLC
Dated:	August 7, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)